Form 10-Q
period 1994-04-02
GEHL CO
filed 1994-05-13
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 1994

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............. to ...................

                         Commission file number  0-18110

                              GEHL COMPANY
             (Exact name of registrant as specified in its charter)

               Wisconsin                                       39-0300430
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

          143 Water Street, West Bend, WI                         53095
      (Address of principal executive office)                   (zip code)

                                 (414) 334-9461
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                              Outstanding at April 2, 1994
  Common Stock, $.10 Par Value                           6,141,441

                                 GEHL COMPANY

                                  FORM 10-Q

                                 April 2, 1994

                                 REPORT INDEX


                                                              Page No.

PART I. - FINANCIAL INFORMATION:

Condensed Consolidated Statements of Income for the
  Three-Month Periods Ended April 2, 1994 and
  April 3, 1993                                                    3

Condensed Consolidated Balance Sheets at April 2, 1994,
  December 31, 1993, and April 3, 1993                             4

Condensed Consolidated Statements of Cash Flows for the
  Three-Month Periods Ended April 2, 1994 and
  April 3, 1993                                                    5

Notes to Condensed Consolidated Financial Statements               6

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                               8


PART II. - OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                         12

                      PART I - FINANCIAL INFORMATION

                      GEHL COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share data; unaudited)

                                           Three Months Ended
                                           April 2,  April 3,
                                            1994       1993

    NET SALES                            $ 34,242    $ 29,717
      Cost of goods sold                   24,549      21,783
                                         --------    --------

    GROSS PROFIT                            9,693       7,934
      Selling, general and
       administrative expenses              7,934       7,432
                                         --------     -------

    INCOME FROM OPERATIONS                  1,759         502

      Interest expense                     (1,753)     (2,318)
      Interest income                         328         413
      Other (expense) income, net            (559)        (82)
                                          --------    --------

    (LOSS) INCOME BEFORE INCOME TAXES        (225)     (1,485)
      Income tax provision                     37          12
                                          --------    --------

    NET (LOSS) INCOME                    $   (262)   $ (1,497)
                                         =========   =========

    (LOSS) EARNINGS PER SHARE            $   (.04)   $   (.25)


 The accompanying notes are an integral part of the financial statements.

                       GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)



                                          April 2,   December 31,   April 3,
                                            1994        1993          1993
    ASSETS                             (Unaudited)                 (Unaudited)
     Cash                              $    2,274     $  1,458      $   3,158
     Accounts receivable-net               86,992       84,969        101,105
     Finance contracts receivable-net       5,671        4,223          4,279
     Inventories                           24,146       21,633         27,927
     Refundable income taxes                    -           -           2,422
     Prepaid expenses and other assets      2,050        2,072          1,526
                                        ---------      -------       --------
      Total Current Assets                121,133      114,355        140,417
                                        ---------      -------       --------

     Property, plant and equipment-net     19,359       20,088         21,519
     Finance contracts receivable-net,
       non-current                          3,284        2,624          2,552
     Other assets                           6,941        7,213          6,280
                                         --------      -------        --------
    TOTAL ASSETS                        $ 150,717    $ 144,280      $ 170,768
                                        =========    =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
    Current portion of long-term debt
     obligations                        $      787   $     549      $  99,153
     Accounts payable                       15,320      15,784         16,875
     Accrued liabilities                    14,373      13,995         15,070
                                        ----------   ---------      ---------
      Total Current Liabilities             30,480      30,328        131,098
                                        ----------   ---------      ---------

     Line of credit facility               60,749       53,979              -
     Long-term debt obligations            17,947       18,280            334
     Other long-term liabilities              831          798            259
                                        ----------   ---------      ---------
      Total Long-Term Liabilities          79,527       73,057            593
                                        ----------   ---------      ---------
     Common stock, $.10 par value,
      25,000,000 shares authorized,
      6,141,441, 6,132,443 and 6,098,355
      shares outstanding, respectively        614          613            610
     Preferred stock, $.10 par value,
      2,000,000 shares authorized, no
      shares issued                             -            -              -
     Capital in excess of par              25,896       25,820         25,564
     Retained earnings                     14,200       14,462         12,903
                                         --------      -------        -------

      Total Shareholders' Equity           40,710       40,895         39,077
                                         --------      -------        -------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY            $ 150,717    $ 144,280      $ 170,768
                                        =========    =========      =========

   The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands; unaudited)

                                                                   Three Months Ended
                                                                 April 2,          April 3,
                                                                   1994              1993
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income                                         $    (262)       $  (1,497)
     Adjustments to reconcile net (loss)income to net cash
      (used for) provided by operating activities:
      Depreciation and amortization                                  957            1,089
      Increase in finance contracts receivable                    (6,136)          (6,618)
      Cost of sales of finance contracts                              67               95
      Proceeds from sales of finance contracts                     3,763            9,485
      Net changes in remaining working capital items              (4,570)          (2,576)
      Other                                                           77              169
                                                                --------         ---------
       Net cash (used for) provided by operating activities       (6,104)             147
                                                                ---------        ---------

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions, net                     52              (55)
     Other assets                                                    160             (380)
                                                                 --------         ---------
       Net cash provided by (used for) investing activities          212             (435)
                                                                 ========         =========

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in long-term debt obligations               (95)          (1,632)
     Increase (decrease) in long-term liabilities                     33                -
     Proceeds from line of credit facility                         6,770            3,443
                                                                ---------         --------
       Net cash provided by financing activities                   6,708            1,811
                                                                ---------         --------

     Net increase in cash                                            816            1,523
     Cash, beginning of period                                     1,458            1,635
                                                                --------          --------
     Cash, end of period                                        $  2,274          $ 3,158
                                                                ========          ========

    Supplemental disclosure of cash flow information:
     Cash paid (received) for the following:
      Interest                                                  $  1,390          $  1,951
      Income Taxes                                              $     39          $    (12)


   The accompanying notes are an integral part of the financial statements.

                     GEHL COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             April 2, 1994
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the information furnished for the three-month periods ended April 2, 1994 and April 3, 1993 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the three months ended April 2, 1994 are not necessarily indicative of the results to be expected for the entire year.

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed by dividing net (loss) income by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,135,067 and 5,979,291 for the three months ended April 2, 1994 and April 3, 1993, respectively.

NOTE 3 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to (loss) income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income (loss), permanent book/tax differences, and tax credits.

NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):


                                      April 2,     December 31,
                                        1994          1993

Raw materials and supplies             $ 3,408      $ 3,598
Work-in-process                         10,328       10,091
Finished machines and parts             26,401       23,935
                                       -------      -------

Total current cost value                40,137       37,624
Adjustment to LIFO basis               (15,991)     (15,991)
                                       --------     --------

                                       $24,146      $21,633
                                       =======      =======

NOTE 5 - CONTINGENCIES

     The Company has received informal notification from the City of West Bend, Wisconsin that it may have some financial responsibility with respect to the closure of a landfill site used by the City of West Bend from the mid-1960's through 1984. The amount of the Company's potential financial obligation, if any, is not presently determinable. The City of West Bend is currently taking remedial action with respect to the landfill site.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended April 2, 1994 Compared to Three Months Ended April 3, 1993

     Net sales for the first quarter of 1994 of $34.2 million were $4.5 million, or 15%, higher than the $29.7 million in the comparable period of 1993. Gehl Agriculture sales increased to $23.6 million in the first quarter of 1994 from $21.6 million in the first quarter of 1993, or 9%. In general, sales of agricultural equipment in North America benefited from improved demand due to factors including low stock of good used equipment available in the marketplace, stable to rising milk prices and low interest rates. Specifically, a substantial portion of the increase relates to increased shipments of skid loaders from the 1993 levels. In addition, net sales for the 1994 first quarter were positively impacted by an increase in shipments of service parts. Gehl Construction's net sales increased to $10.6 million in the first quarter of 1994 from $8.1 million in the first quarter of 1993, or 31%, due to improving conditions in the construction sector of the economy. Increased shipments of rough terrain telescopic handlers and domestic shipments of skid loaders accounted for the higher net sales.

     Gross profit increased $1.8 million, or 22%, during the first quarter of 1994 versus the comparable period of 1993, primarily due to the increased sales volume, change in the product mix of shipments, and a reduction in the Company's overall cost structure. Gross profit as a percent of net sales increased to 28.3% for the first quarter of 1994 from 26.7% in the comparable period of 1993. Gross profit as a percent of net sales for Gehl Agriculture increased to 28.9% in the first quarter of 1994 from 28.0% in the first quarter of 1993. The primary reason for the percentage improvement was the impact of a change in the mix of products shipped in the first quarter of 1994 versus products shipped in comparable 1993. Gross profit as a percent of net sales for Gehl Construction increased to 27.0% in the first quarter of 1994 from 23.1% in the first quarter of 1993. The primary reasons for Gehl Construction's percentage increase include export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of first quarter sales in 1994 than in 1993, and the impact of lowering the overall cost structure of Gehl Construction as a result of transferring production of paving products to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994.

     Selling, general and administrative expenses increased $502,000, or 7%, during the first quarter of 1994 versus the comparable period of 1993. This increase was due to increased accruals for product liability costs and to increased allowances for doubtful accounts. A partial offset to the increases was a reduction in sales promotional expense required to stimulate retail sales. As a result of improved market conditions and a reduction of older units in dealers' inventories from 1993 levels, lower promotional expenses were incurred in support of retail sales activity. As a percent of net sales, selling, general and administrative expenses decreased to 23.2% during the first quarter of 1994 versus 25.0% in the comparable period of 1993.

     Income from operations in the first quarter of 1994 was $1.8 million versus $502,000 in the first quarter of 1993. The improvement was due primarily to increased sales volume and the improvement in gross margin from 1993 levels.

     Interest expense decreased $565,000, or 24%, to $1.8 million in the first quarter of 1994 from $2.3 million in the first quarter of 1993. The decrease was a result of a reduction in average debt outstanding to $75.7 million in the first quarter of 1994 versus $96.9 million in the first quarter of 1993 combined with a reduction in the average rate of interest paid by the Company to 9.1% in the first quarter of 1994 versus 9.5% in the comparable period of 1993. The decrease in the average debt outstanding is primarily the result of reduced accounts receivable levels.

     Other (expense) income, net was $559,000 of expense in the first quarter of 1994 versus $82,000 of expense in the comparable period of 1993. The increase resulted, in part, due to required quarterly revaluing of certain previous sales of retail contracts made under variable interest rate arrangements. Under these variable interest rate arrangements, the remaining stream of principal installments is rediscounted using an interest rate based upon current U. S. Treasury rates. With the increase in U. S. Treasury rates during the first quarter of 1994, the present value of such principal installments has been reduced, resulting in additional cost to the Company. The remainder of the increase in other expense, net is a result of Canadian foreign exchange losses of $150,000 occurring during the first quarter of 1994 versus Canadian foreign exchange income of $36,000 recorded in the first quarter of 1993.

     Under generally accepted accounting principles, the Company was not permitted to record a deferred tax benefit related to either its 1994 or 1993 first quarter net operating loss.


Financial Condition

     The Company's working capital was $90.7 million at April 2, 1994, as compared to $84.0 million at December 31, 1993, and $9.3 million at April 3, 1993. The increase since December 31, 1993 results primarily from seasonal increases in accounts receivable and inventories financed with borrowings under the Company's line of credit facility. The increase since April 3, 1993 primarily relates to certain debt being classified as current liabilities as of April 3, 1993 due to uncertainties at that date associated with the Company's ability to comply with restrictive covenants during 1993; if the long-term debt had been classified in accordance with its scheduled repayment terms, working capital at April 3, 1993 would have been $99.1 million. Since these uncertainties no longer exist, the Company's debt at April 2, 1994 and December 31, 1993, has been classified according to its scheduled repayment terms.

     The Company's first quarter 1994 cash flow used for operating activities was $6.1 million versus $147,000 provided by operating activities in comparable 1993. In the first quarter of 1993 proceeds from sales of finance contracts were $9.5 million compared with only $3.8 million in 1994. The Company decided not to make a sale at the end of March 1994 due to sufficient borrowing availability. A $5 million sale of finance contracts was subsequently made on April 28, 1994.

     Capital expenditures for property, plant and equipment during the first quarter of 1994 were approximately $70,000. Outstanding capital commitments as of April 2, 1994 totaled approximately $41,000. The Company plans to make approximately $2.4 million in capital expenditures in 1994. Included in the 1994 total is $900,000 allocated to the exercise of the Company's option to purchase its leased Yankton, South Dakota manufacturing facility, which option to purchase expires on June 30, 1994.

     As of April 2, 1994, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 8.0%. The Company had available unused borrowing capacity of $12.7 million, $14.5 million and $4.2 million under the line of credit facility at April 2, 1994, December 31, 1993, and April 3, 1993, respectively. At April 2, 1994, December 31, 1993, and April 3, 1993, the borrowings outstanding under the line of credit facility were $60.7 million, $54.0 million and $61.3 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At April 2, 1994, Gehl serviced $57.6 million of such contracts, of which $48.2 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts through 1994.

     Shareholders' equity at April 2, 1994 was $40.7 million. This was $1.6 million higher than the $39.1 million of shareholders' equity at April 3, 1993, due primarily to income earned from April 4, 1993 through April 2, 1994.

                          PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       4.1 Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended April 2, 1994.

                                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GEHL COMPANY


Date:  May 10, 1994                            By:  /s/ William D. Gehl
                                               William D. Gehl
                                               President and Chief
                                               Executive Officer



Date:  May 10, 1994                            By:  /s/ Kenneth F. Kaplan

                                               Kenneth F. Kaplan
                                               Vice President of Finance
                                               and Treasurer (Chief Financial
                                                and Accounting Officer)