Form 10-Q
period 1994-07-02
GEHL CO
filed 1994-08-02
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 1994

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 2, 1994

  Common Stock, $.10 Par Value                                 6,142,691

                                  GEHL COMPANY

                                   FORM 10-Q

                                   July 2, 1994


                                  REPORT INDEX


                                                                Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Six-Month Periods Ended July 2, 1994
       and July 3, 1993 . . . . . . . . . . . . . . . . .          3

     Condensed Consolidated Balance Sheets at July 2, 1994,
       December 31, 1993, and July 3, 1993  . . . . . . .          4

     Condensed Consolidated Statements of Cash Flows for the
       Six-Month Periods Ended July 2, 1994 and
       July 3, 1993.........................................       5

     Notes to Condensed Consolidated Financial Statements...       6

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition   . . . . . . . . . . .          8


PART II. - OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders  12

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .          12

SIGNATURES  ...................................................    13

                           PART I - FINANCIAL INFORMATION

                           GEHL COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share data; unaudited)


                                          Three Months Ended       Six Months Ended

                                         July 2,     July 3,   July 2,      July 3,
                                         1994         1993       1994        1993
    NET SALES                           $ 41,916    $ 37,569   $ 76,158    $ 67,286
      Cost of goods sold                  29,062      26,908     53,611      48,691
                                        --------    --------   --------    ---------

    GROSS PROFIT                          12,854      10,661     22,547      18,595
       Selling, general and
       administrative expenses             9,143       7,601     17,077      15,033
                                        --------     -------    -------     -------

    INCOME FROM OPERATIONS                3,711        3,060     5,470        3,562

      Interest expense                   (1,890)      (2,254)   (3,643)      (4,572)
      Interest income                       529          420       857          833
      Other (expense) income, net          (557)        (263)   (1,116)        (345)
                                         -------      -------   -------      -------

    INCOME (LOSS) BEFORE INCOME TAXES     1,793          963     1,568         (522)
      Income tax provision                   38           13        75           25
                                         ------       -------    ------      -------

    NET INCOME (LOSS)                   $ 1,755      $   950    $ 1,493     $  (547)
                                        =======      =======    =======     ========

    EARNINGS (LOSS) PER SHARE           $   .28      $    .16   $   .24     $  (.09)



    The accompanying notes are an integral part of the financial statements

                                     GEHL COMPANY AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands)


                                                   July 2,     December 31,     July 3,
                                                    1994           1993          1993
   ASSETS                                        (Unaudited)                  (Unaudited)
     Cash                                         $   4,566     $ 1,458        $ 3,759
     Accounts receivable-net                         81,885      84,969         93,310
     Finance contracts receivable-net                 5,707       4,223          4,997
     Refundable income taxes                              -           -             40
     Inventories                                     21,239      21,633         25,981
     Prepaid expenses and other assets                1,609       2,072          1,141
                                                   --------     -------        --------
      Total Current Assets                          115,006     114,355        129,228
                                                   --------     -------        --------

     Property, plant and equipment-net               20,843      20,088         20,859
     Finance contracts receivable-net, non-current    3,259       2,624          2,891

     Other assets                                     6,398       7,213          6,656
                                                   --------     -------         -------

    TOTAL ASSETS                                  $ 145,506   $ 144,280      $ 159,634
                                                  =========   =========      =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
     Current portion of long-term debt
     obligations                                   $  1,114   $     549      $  88,350
     Accounts payable                                14,589      15,784         16,089
     Accrued liabilities                             15,869      13,995         14,600
                                                   --------    --------      ---------
      Total Current Liabilities                      31,572      30,328        119,039
                                                   --------    --------      ---------

     Line of credit facility                         52,300      53,979            -
     Long-term debt obligations                      18,016      18,280            263
     Other long-term liabilities                      1,107         798            259

     Common stock, $.10 par value
      25,000,000 shares authorized, 6,142,691
      6,132,443 and 6,098,355 shares outstanding,
      respectively                                      614         613            610
     Preferred stock, $.10 par value,
      2,000,000 shares authorized, no
      shares issued                                      -            -              -
     Capital in excess of par                        25,942      25,820         25,610
     Retained earnings                               15,955      14,462         13,853
                                                    -------      -------        -------

      Total Shareholders' Equity                     42,511      40,895         40,073
                                                    -------      -------        -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 145,506    $ 144,280     $ 159,634
                                                  =========    =========     =========

    The accompanying notes are an integral part of the financial statements.


                                     GEHL COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands; unaudited)

                                                         Six Months Ended
                                                          July 2,       July 3,
                                                           1994          1993

    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                     $  1,493   $    (547)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                           1,898       2,171
      Increase in finance contracts receivable              (16,785)    (17,718)
      Cost of sales of finance contracts                        389         150
      Proceeds from sales of finance contracts               13,727      19,473
      Net changes in remaining working capital items          4,620       8,594
      Other                                                     183         215
                                                            --------     -------
       Net cash provided by operating activities              5,525      12,338
                                                            --------     -------

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions, net            (1,525)       (187)
     Other assets                                               177        (964)
                                                             -------      ------
       Net cash used for investing activities                (1,348)     (1,151)
                                                             --------    -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in long-term debt obligations          301      (6,344)
     Increase (decrease) in long-term liabilities               309           -
     Repayments of credit facility                           (1,679)     (2,719)
                                                             --------    -------
       Net cash used for financing activities                (1,069)     (9,063)
                                                             --------    -------

     Net increase in cash                                     3,108       2,124
     Cash, beginning of period                                1,458       1,635
                                                             -------     -------

     Cash, end of period                                   $   4,566   $  3,759
                                                           =========   =========

    Supplemental disclosure of cash flow information:
     Cash paid (received) for the following:
      Interest                                             $   2,903   $  3,796
      Income Taxes                                         $      33   $ (2,596)


   The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 1994
                                  (Unaudited)


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

         In the opinion of management, the information furnished for the three and six month periods ended July 2, 1994 and July 3, 1993 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the six months ended July 2, 1994 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income (loss) by the weighted average number of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,170,707 and 6,104,175 for the three months ended July 2, 1994 and July 3, 1993, respectively, and 6,170,346 and 6,038,823 for the six months ended July 2, 1994 and July 3, 1993, respectively.

NOTE 3 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to income (loss) before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income (loss), permanent book/tax differences, tax credits and utilization of net operating losses.


NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):


                                    July 2,       December 31,
                                      1994           1993

Raw materials and supplies           $  3,488     $  3,598
Work-in-process                         9,268       10,091
Finished machines and parts            24,474       23,935
                                     --------     --------
Total current cost value               37,230       37,624
Adjustment to LIFO basis              (15,991)     (15,991)
                                     ---------    ---------
                                     $ 21,239     $ 21,633
                                     =========    =========


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended July 2, 1994 Compared to Three Months Ended July 3, 1993

   Net sales for the second quarter of 1994 of $41.9 million were $4.3 million, or 12%, higher than the $37.6 million in the comparable period of 1993. Gehl Agriculture sales increased to $27.4 million in the second quarter of 1994 from $23.4 million in the second quarter of 1993, or 17%. In general, sales of agricultural equipment in North America benefitted from improved demand due to a variety of factors, including a reduced stock of good used equipment available in the marketplace and more appropriate dealer inventory levels than a year ago which enabled the Company to ship more product to its dealers. A substantial portion of the increase in Gehl Agriculture's sales in the second quarter of 1994 as compared with the 1993 second quarter related to increased shipments of skid loaders, forage equipment and haytools. Gehl Construction's net sales increased to $14.5 million in the second quarter of 1994 from $14.2 million in the second quarter of 1993, or 2%.

   Gross profit increased $2.2 million, or 21%, during the second quarter of 1994 versus the comparable period of 1993, primarily due to increased sales volume, a change in the product mix of shipments, and a reduction in the Company's overall cost structure. Gross profit as a percent of net sales increased to 30.7% for the second quarter of 1994 from 28.4% in the comparable period of 1993. Gross profit as a percent of net sales for Gehl Agriculture increased to 31.2% in the second quarter of 1994 from 30.2% in the second quarter of 1993. The primary reason for the percentage improvement was the impact of a change in the mix of products shipped in the second quarter of 1994 versus products shipped in comparable 1993. Gross profit as a percent of net sales for Gehl Construction increased to 29.7% in the second quarter of 1994 from 25.5% in the second quarter of 1993. The primary reasons for Gehl Construction's percentage increase include export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of second quarter sales in 1994 than in 1993, service parts sales, typically made at higher gross margin than wholegood sales, constituting a higher portion of second quarter sales in 1994 than in 1993, and the impact of lowering the overall cost structure of Gehl Construction as a result of transferring production of paving products to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994.

   Selling, general and administrative expenses increased $1,542,000, or 20%, during the second quarter of 1994 versus the comparable period of 1993. This increase was due primarily to charges in excess of historic levels associated with two accruals which totaled $1.1 million. These charges were for specific product liability exposures identified during the period and for increased allowances for doubtful accounts relating to a European distributor. As a percent of net sales, selling, general and administrative expenses increased to 21.8% during the second quarter of 1994 versus 20.2% in the comparable period of 1993.

   Income from operations in the second quarter of 1994 was $3.7 million versus $3.1 million in the second quarter of 1993. The improvement was due primarily to increased sales volume and the improvement in gross margin from 1993 levels.

   Interest expense decreased $364,000, or 16%, to $1.9 million in the second quarter of 1994 from $2.3 million in the second quarter of 1993. The decrease was a result of reductions in average debt outstanding to $76.7 million in the second quarter of 1994 versus $94.8 million in the second quarter of 1993 offset, in part, by an increase in the average rate of interest paid by the Company to 9.6% in the second quarter of 1994 from 9.4% in the comparable period of 1993. The decrease in the average debt outstanding was primarily the result of reduced accounts receivable and inventory levels. The increased average interest rate is a reflection of the higher bank prime rate, which increased several times during the first half of 1994.

   Other (expense) income, net was $557,000 of expense in the second quarter of 1994 versus $263,000 of expense in the comparable period of 1993. The increase in expense was due to increased costs of selling finance contracts resulting from increases in U.S. Treasury bill rates, which are used to determine the yield to the purchaser, and due to quarterly revaluations required on previous sales of finance contracts made under variable interest rate arrangements. Partly offsetting these increased costs was Canadian foreign exchange income of $7,000 recorded in the second quarter of 1994 versus Canadian foreign exchange losses of $92,000 occurring during the second quarter of 1993.

   Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to either its 1994 or 1993 second quarter net operating income due to the existence of net operating loss carryforwards.


Six Months Ended July 2, 1994 Compared to Six Months Ended July 3, 1993

   Net sales for the first six months of 1994 of $76.2 million were $8.9 million, or 13%, higher than the $67.3 million in the comparable period of 1993. Gehl Agriculture's net sales increased to $51.1 million in the first six months of 1994 from $45.0 million in the first six months of 1993, or 14%. In general, sales of agricultural equipment in North America benefitted from improved demand due to a variety of factors, including a reduced stock of good used equipment available in the marketplace, more appropriate dealer inventory levels than a year ago which enabled the Company to ship more product to its dealers, generally attractive interest rates, and relatively stable farm income. Specifically, a substantial portion of the increase in Gehl Agriculture's sales related to increased shipments of skid loaders from the 1993 levels. In addition, net sales for the first six months of 1994 were positively impacted by an increase in sales of service parts. Gehl Construction's net sales increased to $25.1 million in the first six months of 1994 from $22.3 million in the first six months of 1993, or 12%. Accounting for the sales increase were increased shipments of rough terrain telescopic handlers and domestic shipments of skid loaders which were offset, in part, by lower shipments of earth moving equipment and paving products. In addition, Gehl Construction's net sales for the first six months of 1994 were positively impacted by an increase in service parts sales.

     Gross profit increased $4.0 million, or 21%, during the first six months of 1994 versus the comparable period of 1993, primarily due to the increased sales volume, changes in the product mix of shipments, and a reduction in the Company's overall cost structure. Gross profit as a percent of net sales increased to 29.6% for the first six months of 1994 from 27.6% in the comparable period of 1993. Gross profit as a percent of net sales for Gehl Agriculture increased to 30.1% in the first six months of 1994 from 29.1% in the comparable period of 1993. The primary reason for the percentage improvement was the impact of a change in the mix of products shipped in the first six months of 1994 versus products shipped in comparable 1993. Gross profit as a percent of net sales for Gehl Construction increased to 28.6% in the first six months of 1994 from 24.6% in the first six months of 1993. The primary reasons for Gehl Construction's percentage increase include export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of sales in the first six months of 1994 than in the comparable period of 1993, service parts sales, typically made at higher gross margin than wholegood sales, constituting a higher portion of sales in the first six months of 1994 than in the comparable period of 1993, and the impact of lowering the overall cost structure of Gehl Construction as a result of transferring production of paving products to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994.

     Selling, general and administrative expenses increased $2,044,000, or 14%, during the first six months of 1994 versus the comparable period of 1993.
This increase was due primarily to charges in excess of historic levels associated with two accruals which totaled $1.7 million. These charges were for specific product liability exposures identified during the period and for increased allowances for doubtful accounts relating to a European distributor. A partial offset to the increases was a reduction in sales promotional expense required to stimulate retail sales. As a result of improved market conditions and reduction of older units in dealers' inventories from 1993 levels, lower promotional expenses were incurred in support of retail sales activity. As a percent of net sales, selling, general and administrative expenses approximated 22.4% for the first six month periods of both 1994 and 1993.

     Income from operations was $5.5 million in the first six months of 1994 versus $3.6 million in the comparable period of 1993. The improvement was due primarily to increased sales volume and the improvement in gross margin from 1993 levels.

     Interest expense decreased $929,000, or 20%, to $3.6 million in the first six months of 1994 from $4.6 million in the first six months of 1993. The decrease was a result of a reduction in average debt outstanding to $75.7 million in the first six months of 1994 versus $95.5 million in the comparable period of 1993 combined with a decrease in the average rate of interest paid by the Company to 9.4% in the first six months of 1994 from 9.5% in the comparable period of 1993. The decrease in average debt outstanding is primarily the result of reduced accounts receivable and inventory levels.

     Other (expense) income, net was $1,116,000 of expense in the first six months of 1994 versus $345,000 of expense in the comparable period of 1993. The increase in expense was due to increased costs of selling finance contracts resulting from increases in U.S. Treasury bill rates, which are used to determine the yield to the purchaser, and due to quarterly revaluations required in previous sales of finance contracts made under variable interest rate arrangements. The remainder of the increase in other expense, net was the result of Canadian foreign exchange losses of $143,000 occurring in the first six months of 1994 versus Canadian foreign exchange losses of $56,000 occurring in the comparable period of 1993.

     Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to the net operating income recorded for the first six months of 1994 nor was the Company permitted to record a deferred tax benefit related to the net operating loss generated in the comparable period of 1993.


Financial Condition

     The Company's working capital was $83.4 million at July 2, 1994, as compared to $84.0 million at December 31, 1993, and $10.2 million at July 3, 1993. At July 3, 1993 the Company was required to classify certain debt as current due to uncertainties at that date associated with the Company's ability to comply with restrictive covenants during 1993; if this debt had been classified in accordance with its scheduled payment terms, working capital at July 3, 1993 would have been $88.3 million. Since these uncertainties no longer exist, the Company's debt at July 2, 1994 and December 31, 1993, has been classified according to its scheduled repayment terms.

     The Company's second quarter 1994 cash flow provided by operating activities was $11.6 million versus $12.2 million provided by operating activities in comparable 1993. Due to dealer inventories being at a more appropriate lower level in 1994 than in 1993, the decrease in accounts receivable in 1994's second quarter was slightly less than in the comparable 1993 period, accounting for the reduction in cash flow provided by operating activities. For the first six months of 1994, cash flow provided by operations was $5.5 million versus $12.3 million in comparable 1993. The reduction in positive cash flow was due primarily to less cash provided in 1994 by accounts receivable reductions and the decision to delay the sale of $4.8 million of finance contracts until July 1994 whereas in 1993 all available finance contracts were sold at the end of June.

     Capital expenditures for property, plant and equipment during the first six months of 1994 were approximately $1.5 million, including $900,000 spent in June 1994 to exercise the Company's option to purchase its previously leased Yankton, South Dakota manufacturing facility. Outstanding capital commitments as of July 2, 1994 totaled approximately $92,000. The Company plans to make a total of approximately $2.9 million in capital expenditures in 1994.

     As of July 2, 1994, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 9.1%. The Company had available unused borrowing capacity of $18.1 million, $14.5 million, and $5.6 million under the line of credit facility at July 2, 1994, December 31, 1993, and July 3, 1993, respectively. At July 2, 1994, December 31, 1993, and July 3, 1993, the borrowings outstanding under the line of credit facility were $52.3 million, $54.0 million and $55.2 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At July 2, 1994, Gehl serviced $58.4 million of such contracts, of which $49.1 million were owned by other parties. The Company believes that it has sufficient capacity to sell its finance contracts through 1995.

     Shareholders' equity at July 2, 1994 was $42.5 million or $2.4 million higher than the $40.1 million of shareholders' equity at July 3, 1993. This increase was primarily the result of income earned from July 4, 1993 through July 2, 1994.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.


     At the Company's annual meeting of shareholders held on April 28, 1994, John W. Findley, John W. Gehl and Arthur W. Nesbitt were elected as directors of the Company for terms expiring in 1997. The following table sets forth certain information with respect to the election of directors at the annual meeting:


                                                         Shares Withholding
     Name of Nominee              Shares Voted For             Authority

     John W. Findley                 5,091,266                 230,668
     John W. Gehl                    5,099,681                 222,253
     Arthur W. Nesbitt               5,102,765                 219,169



     The following table sets forth the other directors of the Company whose terms of office continued after the 1994 annual meeting:


                                  Year in Which
          Name of Director         Term Expires

          Peter A. Fischer            1995
          William D. Gehl             1995
          Roger E. Secrist            1996
          Richard G. Sim              1996




Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None


     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended July 2, 1994.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GEHL COMPANY

Date:  August 1, 1994                      By:  /s/ William D. Gehl
                                                William D. Gehl
                                                President and Chief
                                                Executive Officer



Date:  August 1, 1994                      By:  /s/ Kenneth F. Kaplan
                                                Kenneth F. Kaplan
                                                Vice President of Finance and
                                                Treasurer (Chief Financial
                                                and Accounting Officer)