Form 10-Q
period 1994-10-01
GEHL CO
filed 1994-10-27
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 1994

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 1, 1994

  Common Stock, $.10 Par Value                                 6,145,857

                                  GEHL COMPANY

                                   FORM 10-Q

                                 October 1, 1994


                                  REPORT INDEX


                                                                   Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Nine-Month Periods Ended October 1, 1994
       and October 2, 1993  . . . . . . . . . . . . . . .              3

     Condensed Consolidated Balance Sheets at October 1, 1994,
       December 31, 1993, and October 2, 1993 . . . . . .              4

     Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended  October 1, 1994 and
       October 2, 1993  . . . . . . . . . . . . . . . . .              5

     Notes to Condensed Consolidated Financial Statements              6

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition   . . . . . . . . . . .              8


PART II. - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .            12

SIGNATURES  .                                                        13

                         PART I - FINANCIAL INFORMATION

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                              Three Months Ended       Nine Months Ended
                             October 1,  October 2,  October 1, October 2,
                               1994         1993      1994        1993
 NET SALES                    $ 37,592   $ 35,860    $113,750    $103,146
   Cost of goods sold           26,335     25,747      79,946      74,438
                              --------   --------    --------    --------

 GROSS PROFIT                   11,257     10,113      33,804      28,708
   Selling, general and
    administrative expenses      7,190      8,118      24,267      23,151
                              --------   --------    --------    --------

 INCOME FROM OPERATIONS          4,067      1,995       9,537       5,557

   Interest expense             (1,667)    (2,048)     (5,310)     (6,620)
   Interest income                 470        400       1,327       1,233
   Other (expense) income, net    (321)       263      (1,437)        (82)
                              ---------  --------    ---------     -------

 INCOME BEFORE INCOME TAXES      2,549        610       4,117          88
   Income tax provision             38         13         113          38
                              --------   --------    ---------     -------

 NET INCOME                   $  2,511    $   597    $  4,004    $     50
                              ========    =======    ========    ========

 EARNINGS PER SHARE           $    .41    $   .10    $    .65    $    .01



    The accompanying notes are an integral part of the financial statements

                         GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                       October 1,   December 31,   October 2,
                                         1994          1993          1993
                                      (Unaudited)                  (Unaudited)
 ASSETS
  Cash                                 $   4,272     $  1,458      $   2,633
  Accounts receivable-net                 78,441       84,969         87,074

  Finance contracts receivable-net         4,227        4,223          4,805
  Refundable income taxes                      -            -             40
  Inventories                             19,802       21,633         22,882
  Prepaid expenses and other assets        1,871        2,072            824
                                        ---------     --------      ---------
   Total Current Assets                  108,613      114,355        118,258
                                       ---------     --------      ---------
  Property, plant and equipment-net       20,422       20,088         20,280
  Finance contracts receivable-net,
   non-current                             2,459        2,624          2,821
  Other assets                             5,790        7,213          6,876
                                       ---------     --------      ---------
 TOTAL ASSETS                          $ 137,284    $ 144,280      $ 148,235
                                       =========    =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt
   obligations                         $   1,368    $     549      $  76,468
  Accounts payable                        13,231       15,784         14,730
  Accrued liabilities                     16,251       13,995         15,867
                                       ---------    ---------      ---------
   Total Current Liabilities           $  30,850    $  30,328      $ 107,065
                                       ---------    ---------      ---------

  Line of credit facility                 42,527       53,979              -
  Long-term debt obligations              17,678       18,280            195
  Other long-term liabilities              1,147          798            259

  Common stock, $.10 par value
   25,000,000 shares authorized,
    6,145,857, 6,132,443 and 6,098,773
    shares outstanding, respectively         614          613            610
  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                               -            -             -
  Capital in excess of par                26,002       25,820         25,656
  Retained earnings                       18,466       14,462         14,450
                                       ---------    ---------       --------
   Total Shareholders' Equity             45,082       40,895         40,716
                                       ---------    ---------       --------

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                $ 137,284    $ 144,280      $ 148,235
                                       =========    =========      =========


    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                        Nine Months Ended
                                            October 1, 1994    October 2, 1993
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  4,004        $     50
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        2,853           3,214
   Increase in finance contracts receivable           (24,477)        (28,727)
   Cost of sales of finance contracts                     663             266
   Proceeds from sales of finance contracts            23,082          30,628
   Net changes in remaining working capital items       8,353          18,113
   Other                                                  179             261
                                                     --------       ---------
    Net cash provided by operating activities          14,657          23,805
                                                     --------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net         (1,794)           (359)
  Other assets                                            837          (1,435)
                                                     ---------      ----------
    Net cash used for investing activities               (957)         (1,794)
                                                     ---------      ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt obligations                  217          (8,161)
  Increase in long-term liabilities                       349               -
  Repayments of credit facility                       (11,452)        (12,852)
                                                     ---------      ----------
    Net cash used for financing activities            (10,886)        (21,013)
                                                     ---------      ----------
  Net increase in cash                                  2,814             998
  Cash, beginning of period                             1,458           1,635
                                                     ---------      ----------

  Cash, end of period                               $   4,272      $    2,633
                                                    ==========     ==========

Supplemental disclosure of cash flow
 information:
  Cash paid (received) for the following:
   Interest                                         $   4,344      $    5,518
   Income Taxes                                     $      41      $   (2,538)


    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 1, 1994
                                  (Unaudited)


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

         In the opinion of management, the information furnished for the three and nine month periods ended October 1, 1994 and October 2, 1993 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the nine months ended October 1, 1994 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,170,295 and 6,138,909 for the three months ended October 1, 1994 and October 2, 1993, respectively, and 6,170,329 and 6,075,020 for the nine months ended October 1, 1994 and October 2, 1993, respectively.

NOTE 3 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income (loss), permanent book/tax differences, tax credits and utilization of net operating losses.


NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):


                                    October 1,    December 31,
                                      1994            1993

Raw materials and supplies           $  3,386     $  3,598
Work-in-process                         9,212       10,091
Finished machines and parts            23,195       23,935
                                    ---------     --------

Total current cost value               35,793       37,624
Adjustment to LIFO basis              (15,991)     (15,991)
                                    ----------    ---------

                                     $ 19,802     $ 21,633
                                    ==========    =========



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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended October 1, 1994 Compared to Three Months Ended October 2,
1993

  Net sales for the third quarter of 1994 of $37.6 million were $1.7 million, or 5%, higher than the $35.9 million in the comparable period of 1993. Gehl Agriculture sales decreased to $23.3 million in the third quarter of 1994 from $24.5 million in the third quarter of 1993, or 5%. While Gehl Agriculture's retail sales continued to be good in the third quarter of 1994, shipments by the Company were held below comparable 1993 levels to reduce dealer inventory levels. Gehl Construction's net sales increased to $14.3 million in the third quarter of 1994 from $11.4 in the third quarter of 1993, or 26%. The increase resulted from increased shipments due to strong residential construction and non-residential construction markets.

   Gross profit increased $1.1 million, or 11%, during the third quarter of 1994 versus the comparable period of 1993, primarily due to increased sales volume, a change in the product mix of shipments, and a reduction in the Company's overall cost structure. Gross profit as a percent of net sales increased to 29.9% for the third quarter of 1994 from 28.2% in the comparable period of 1993. Gross profit as a percent of net sales for Gehl Agriculture increased to 30.2% in the third quarter of 1994 from 30.0% in the third quarter of 1993. Gross profit as a percent of net sales for Gehl Construction increased to 29.5% in the third quarter of 1994 from 24.4% in the third quarter of 1993. The primary reasons for Gehl Construction's percentage increase include export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of third quarter sales in 1994 than in 1993, and the impact of lowering the overall cost structure of Gehl Construction as a result of transferring production of paving products to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994.

   Selling, general and administrative expenses decreased $928,000, or 11%, during the third quarter of 1994 versus the comparable period of 1993. The decease resulted from general cost control with reductions from 1993 third quarter expense levels associated with compensation, allowance for doubtful accounts, product liability, warranty and promotional costs. As a percent of net sales, selling, general and administrative expenses decreased to 19.1% during the third quarter of 1994 versus 22.6% in the comparable period of 1993.

   Income from operations in the third quarter of 1994 was $4.1 million versus $2.0 million in the third quarter of 1993. The improvement was primarily due to a reduction in selling, general and administrative expenses, increased sales volume and the improvement in gross margin from 1993 levels.

   Interest expense decreased $381,000, or 19%, to $1.7 million in the third quarter of 1994 from $2.0 million in the third quarter of 1993. The decrease was a result of a decrease in average debt outstanding to $65.2 million in the third quarter of 1994 versus $83.2 million in the third quarter of 1993 offset, in part, by an increase in the average rate of interest paid by the Company to 10.0% in the third quarter of 1994 from 9.7% in the comparable period of 1993. The decrease in the average debt outstanding was primarily the result of reduced accounts receivable and inventory levels. The increased interest rate is a reflection of a higher bank prime rate, which increased several times during the first nine months of 1994.


   Other (expense) income, net was $321,000 of expense in the third quarter of 1994 versus $263,000 of income in the comparable period of 1993. The change is primarily the result of two 1993 third quarter non-recurring items: 1) a gain of $505,000 associated with the Company granting, in exchange for a lump sum amount, a paid up patent license agreement on one of its products in July, 1993, and 2) a gain of $253,000 on a favorable lawsuit settlement in September, 1993. Additionally, the costs of selling finance contracts increased in the third quarter of 1994 due to increases in U.S. Treasury bill rates used to determine the yield to the purchaser. Partially offsetting the aforementioned items was Canadian foreign exchange income of $126,000 recorded in the third quarter of 1994 versus Canadian foreign exchange losses of $139,000 incurred in the third quarter of 1993.

   Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to either its 1994 or 1993 third quarter net operating income due to the existence of net operating loss carryforwards.

Nine Months Ended October 1, 1994 Compared to Nine Months Ended October 2,
1993

   Net sales for the first nine months of 1994 of $113.8 million were $10.6 million, or 10%, higher than the $103.2 million in the comparable period of 1993. Gehl Agriculture's net sales increased to $74.4 million in the first nine months of 1994 from $69.5 million in the first nine months of 1993, or 7%. In general, sales of agricultural equipment in North America benefitted from improved demand due to factors including generally attractive interest rates, reasonably good commodity prices in the markets served by the Company and relatively stable farm income. While Gehl Agriculture's retail sales continued to be good in the first nine months of 1994, shipments by the Company of certain products were held below comparable 1993 levels to reduce dealer inventory levels. Gehl Construction's net sales increased to $39.4 million in the first nine months of 1994 from $33.7 million in the first nine months of 1993, or 17%. The sales increase was attributable to strong residential and non-residential construction markets.

   Gross profit increased $5.1 million, or 18%, during the first nine months of 1994 versus the comparable period of 1993, primarily due to the increased sales volume, changes in the product mix of shipments, and a reduction in the Company's overall cost structure. Gross profit as a percent of net sales increased to 29.7% for the first nine months of 1994 from 27.8% in the comparable period of 1993. Gross profit as a percent of net sales for Gehl Agriculture increased to 30.1% for the first nine months of 1994 from 29.4% in the comparable period of 1993. The primary reasons for the percentage improvement was the impact of a change in the mix of products shipped in the first nine months of 1994 versus products shipped in comparable 1993. Gross profit as a percent of net sales for Gehl Construction increased to 28.9% in the first nine months of 1994 from 24.5% in the first nine months of 1993.
The primary reasons for Gehl Construction's percentage increase include export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of sales in the first nine months of 1994 than in the comparable period of 1993, service parts sales, typically made at higher gross margin than wholegood sales, constituting a higher portion of sales in the first nine months of 1994 than in the comparable period of 1993, and the impact of lowering the overall cost structure of Gehl Construction as a result of transferring production of paving products to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994.

   Selling general and administrative expenses increased $1,116,000, or 5%, during the first nine months of 1994 versus the comparable period of 1993. This increase was due primarily to charges in excess of historic levels associated with two accruals which totaled $1.3 million. These charges were for specific product liability exposures identified during the period and for increased allowances for doubtful accounts relating to a European distributor. A partial offset to the increases was a reduction in sales promotional expense required to stimulate retail sales. As a result of improved market conditions and reduction of older units in dealers' inventories from 1993 levels, lower promotional expenses were incurred in support of retail sales activity. As a percent of net sales, selling, general and administrative expenses approximated 21.3% for the first nine months of 1994 versus 22.4% in the comparable period of 1993.

   Income from operations was $9.5 million in the first nine months of 1994 versus $5.6 million in the comparable period of 1993. The improvement was due primarily to increased sales volume and the improvement in gross margin from 1993 levels.

   Interest expense decreased $1.3 million, or 20%, to $5.3 million in the first nine months of 1994 from $6.6 million in the first nine months of 1993. The decrease was a result of a reduction in average debt outstanding to $71.9 million in the first nine months of 1994 versus $91.2 million in the comparable period of 1993. The average rate of interest paid by the Company was 9.6% in the first nine months of both 1994 and 1993. The decrease in average debt outstanding was primarily the result of reduced accounts receivable and inventory levels.

   Other (expense) income, net was $1.4 million of expense in the first nine months of 1994 versus $82,000 of expense in the comparable period of 1993. The increase in expense is partially due to two 1993 third quarter non-recurring items: 1) a gain of $505,000 associated with the Company granting, in exchange for a lump sum amount, a paid-up patent license agreement on one of its products in July, 1993, and 2) a gain of $253,000 on a favorable lawsuit settlement in September, 1993. Additionally, a portion of the increase in expense for the first nine months of 1994 was due to increased costs of selling finance contracts resulting from increases in the U.S. Treasury bill rates, which are used to determine the yield to the purchasers, and due to quarterly revaluations required on previous sales of finance contracts made under variable interest rate arrangements. Partially offsetting the aforementioned items was a decrease in Canadian foreign exchange expense in the first nine months of 1994 to $17,000 from $195,000 recorded in the comparable period of 1993.

   Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to either its 1994 or 1993 first nine months net operating income, due to the existence of net operating loss carryforwards.

Financial Condition

   The Company's working capital was $77.8 million at October 1, 1994, as compared to $84.0 million at December 31, 1993, and $11.2 million at October 2, 1993. At October 2, 1993, the Company was required to classify certain debt as current due to uncertainties at that date associated with the Company's ability to comply with certain financial covenants; if this debt had been classified in accordance with its scheduled payment terms, working capital at October 2, 1993 would have been $76.4 million. Since these uncertainties no longer exist, the Company's debt at October 1, 1994 and December 31, 1993, has been classified according to its scheduled repayment terms.

   The Company's third quarter 1994 cash flow provided by operating activities was $9.1 million versus $11.5 million provided by operating activities in comparable 1993. Due to dealer inventories being at a more appropriate lower level in 1994 than in 1993, the decrease in accounts receivable in 1994's third quarter was less than in the comparable 1993 period, accounting for the reduction in cash flow provided by operating activities. For the first nine months of 1994, cash flow provided by operations was $14.7 million versus $23.8 million in the comparable 1993 period. The reduction in positive cash flow was due primarily to less cash provided in 1994 by accounts receivable reductions.

   Capital expenditures for property, plant and equipment during the first nine months of 1994 were approximately $1.8 million, including $900,000 spent in June 1994 to exercise the Company's option to purchase its previously leased Yankton, South Dakota manufacturing facility. Outstanding capital commitments as of October 1, 1994 totaled approximately $212,000. The Company plans to make approximately $2.7 million in capital expenditures in 1994.

   As of October 1, 1994, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 9.4%. The Company had available unused borrowing capacity of $24.7 million, $14.5 million, and $9.9 million under the line of credit facility at October 1, 1994, December 31, 1993, and October 2, 1993, respectively. At October 1, 1994, December 31, 1993, and October 2, 1993, the borrowings outstanding under the line of credit facility were $42.5 million; $54.0 million, and $45.0 million, respectively.

   The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At October 1, 1994, Gehl serviced $57.5 million of such contracts, of which $50.5 million were owned by other parties. The Company believes that it has sufficient capacity to sell its finance contracts through 1995.

   Shareholders' equity at October 1, 1994 was $45.1 million or $4.4 million higher than the $40.7 million of shareholders' equity at October 2, 1993. The increase was primarily the result of income earned from October 3, 1993 through October 1, 1994.


                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 27   Financial Data Schedule

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended October 1, 1994.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GEHL COMPANY


Date:  October 25, 1994                       By:  /s/ William D. Gehl
                                                   William D. Gehl
                                                   President and Chief
                                                   Executive Officer



Date:  October 25, 1994                       By:  /s/ Kenneth F. Kaplan
                                                   Kenneth F. Kaplan
                                                   Vice President of Finance
                                                   and Treasurer (Chief
                                                   Financial and Accounting
                                                   Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                October 1, 1994

                                 EXHIBIT INDEX






Exhibit
Number         Document Description


27             Financial Data Schedule