Form 10-K405
period 1994-12-31
GEHL CO
filed 1995-03-08
CIK 856386

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549
                           _________________________



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from __ to __

                         Commision file number 0-18110


                               Gehl Company
            (Exact name of registrant as specified in its charter)

          Wisconsin                             39-0300430
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


     143 Water Street, West Bend, WI                 53095
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code (414) 334-9461

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.10 par value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X            No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant: $38,705,166 at February 22, 1995.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 1995:


               Class                        Shares Outstanding

     Common Stock, $.10 Par Value               6,169,523


                      DOCUMENTS INCORPORATED BY REFERENCE

       Gehl Company 1994 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 1995 Annual Meeting of Shareholders
       (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                 GEHL COMPANY
                              _________________

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                    For The Year Ended December 31, 1994
                                                                       Page

Part I

Item 1             Business   . . . . . . . . . . . . . . .          1

Item 2             Properties   . . . . . . . . . . . . . .          7

Item 3             Legal Proceedings  . . . . . . . . . . .          8

Item 4             Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . .          8

                   Executive Officers of the Registrant   .          9

Part II

Item 5             Market for Registrant's Common Equity and Related
                   Shareholder Matters  . . . . . . . . . .          11

Item 6             Selected Financial Data  . . . . . . . .          11

Item 7             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . .          11

Item 8             Financial Statements and Supplementary Data  . .  11

Item 9             Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure            11

Part III

Item 10            Directors and Executive Officers of the
                   Registrant   . . . . . . . . . . . . . .          12

Item 11            Executive Compensation   . . . . . . . .          12

Item 12            Security Ownership of Certain Beneficial Owners
                   and Management   . . . . . . . . . . . .          12

Item 13            Certain Relationships and Related Transactions    12

Part IV

Item 14            Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K  . . . . . . . . . .          13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .          14

                                    Part I

Item 1.  Business


Overview

    Gehl Company (the "Company" or "Gehl") designs, manufactures, distributes, sells and finances equipment used in the agricultural equipment and the light construction equipment industries. The Company's agricultural segment ("Gehl Agriculture") has manufactured agricultural implements for 136 years, and today markets a broad range of equipment used primarily in the dairy and livestock industries, including haymaking, forage harvesting, materials handling (skid steer loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is currently the largest non-tractor agricultural equipment manufacturer in North America. The Company's construction segment ("Gehl Construction") manufactures and markets skid steer loaders, rough-terrain telescoping-boom forklifts and asphalt pavers used by contractors, sub-contractors, owner operators and municipalities.

    Equipment for Gehl Agriculture is manufactured in plants in Wisconsin, Pennsylvania and South Dakota and equipment for Gehl Construction is manufactured in two South Dakota facilities. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.


Business Segments

    The Company operates in two business segments, agriculture and construction. The following table shows certain information relating to the Company's operations by industry segment:

                            (dollars in thousands)

                                  Year Ended December 31,

                         1992            1993            1994
                       Amount     %     Amount    %     Amount    %

        Net sales:

        Gehl Agri-
        culture       $ 91,223  70.3%  $ 93,931 68.5%  $ 94,824 64.7%
        Gehl Con-
        struction       38,471  29.7     43,287 31.5     51,796 35.3
                      --------  -----  -------- -----  -------  -----

        Total         $129,694   100%  $137,218  100%  $146,620  100%
                      ========  =====  ======== =====  ======== =====
        Income (loss
        from
        operations:

        Gehl Agri-
        culture       $(4,393)  64.0%  $  5,509 75.1%  $  4,419 34.1%

        Gehl Con-
        struction      (2,473)  36.0      1,830 24.9     8,542  65.9
                      --------  -----  -------- -----  -------- -----

        Total         $(6,866)   100%  $  7,339  100%  $ 12,961  100%
                      ========  =====  ======== =====  ======== =====


The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the agriculture and construction markets, see Note 12 of "Notes to Consolidated Financial Statements", included on Page 24 of the Gehl Company 1994 Annual Report to Shareholders, which page is incorporated by reference herein.


Gehl Agriculture

Products:

    Gehl Agriculture markets equipment in five product areas.

    1. Haymaking - Gehl's haymaking line includes a broad range of products used to harvest and process hay crops for livestock feed. The Company offers disc mowers, a wide range of pull-type disc and sickle mower conditioners, hay rakes and fixed-chamber and variable-chamber round balers.

    2. Forage Harvesting - The Company believes that it currently manufactures and sells one of the industry's most complete lines of forage harvesting equipment, including forage harvesters, wagons and blowers.

    3. Materials Handling - Gehl Agriculture's materials handling line consists of eight different models of skid steer loaders and the Dyna-Handler[R] introduced in 1993. The skid steer loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material. The Dyna-Handler
        [R] is a rough-terrain telescoping-boom forklift with digging capabilities. The skid steer loader and Dyna-Handler[R] are marketed by both Gehl Agriculture and Gehl Construction.

    4. Manure Handling - Gehl offers a broad range of manure spreaders, including the Scavenger[R] II. The Scavenger[R] II "V-Tank" side-discharge manure spreader incorporates a hydraulically controlled square tube auger which allows the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets five models of rear-discharge box spreaders.

    5. Feedmaking - The Company believes that it offers the broadest line of portable feedmaking equipment in the industry. Gehl Agriculture currently offers the Gehl Mix-All[R] line of grinder mixers and roller mixers and a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution:

    In North America, Gehl's agricultural equipment is sold through approximately 719 geographically dispersed dealers (with 784 outlets). Gehl Agriculture also markets products through 27 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

    It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl Agriculture is not dependent for its sales on any specific dealer or group of dealers. The top ten dealers and distributors in Gehl Agriculture accounted for approximately 7% of the Company's sales for the year ended December 31, 1994 and no one dealer or distributor accounted for over 1% of the Company's sales during that period. Sales of the skid steer loader product line by Gehl Agriculture accounted for more than 10% of the Company's net sales in 1992, 1993 and 1994.

    The Company, which currently has 108 agricultural dealers in Canada, believes that the dairy and livestock regions of Canada, especially the Provinces of Alberta, Ontario and Quebec, present an opportunity for the Company to expand its agricultural equipment sales.

    The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

    The Company employs district and regional sales managers to assist its agricultural dealers by providing training, equipment demonstrations and assistance with sales, warranty and servicing matters. The Company currently operates three service parts distribution centers located in: Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company also contracts for two service parts distribution locations in Rockwood, Ontario and Saskatoon, Saskatchewan.

Industry and Competition:

    The agricultural equipment industry has seen significant consolidation and retrenchment since 1980. This has served to reduce the total number of competitors, to strengthen certain major competitors, and to reduce the strength of certain other companies in the industry. The Company competes within the agricultural equipment industry based primarily on price, quality, service and distribution.

    The agricultural equipment markets in North America are highly competitive and require substantial capital outlays. The Company has four major competitors as well as numerous other limited line manufacturers and importers. The largest manufacturers in the agricultural equipment industry, the Company's major competitors, generally produce tractors and combines as well as a full line of tillage and planting equipment. Such manufacturers also market, to varying degrees, haymaking, forage harvesting, materials handling, manure handling and/or feedmaking equipment, the areas in which the Company's agricultural products are concentrated. Except for one competitor, no other single competitor competes with the Company in each of its product lines. The Company believes that it is the only non-tractor manufacturer in the industry that produces equipment in each of these product lines. Smaller manufacturers which compete with the Company produce only a limited line of specialty items and often compete only in regional markets.

    Gehl Agriculture primarily serves the dairy and livestock industries. Compared to a more volatile period in the late 1980's through 1992, milk prices, cash income, land values, and the general economy were more favorable and stable for the dairy farmer in 1993 and 1994. These more favorable conditions and lower debt to equity ratios than generally experienced in most of the 1980's led to increased buying by farmers of agriculture equipment in 1993 and 1994. There can be no assurance, however, that these favorable trends will continue.

    Approximately 80% of the Company's agricultural dealers also carry the tractor and combine product lines of a major manufacturer. In addition to selling the tractors and combines of a major manufacturer, many of these dealers carry the major manufacturer's entire line of products, some of which directly compete with the products offered by Gehl Agriculture. Gehl Agriculture's dealers also market equipment manufactured by limited line manufacturers which compete with specific product lines offered by the Company.

    Gehl Agriculture's primary markets outside of North America are in Europe, the Pacific Rim and increasingly South and Central America. In these markets the Company competes with both agricultural manufacturers from the United States, some of which have manufacturing facilities in foreign countries, and foreign manufacturers. The Company does not believe, however, that it is presently a significant competitor in any of these foreign markets.

Gehl Construction

Products:

    Gehl Construction markets equipment in the following three product areas:

    1. Skid Steer Loaders - Gehl Construction offers four models of skid steer loaders which feature a choice of hand-operated controls or hand and foot controls. The skid steer loader, with its fixed-wheel four-wheel drive, is used principally for materials handling duties. The skid steer loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers and augers.

    2. Rough-Terrain Forklifts - Gehl markets five models of Dynalift[R] rough-terrain telescoping-boom forklifts and one model of the Dyna-Handler[R], a rough-terrain telescoping-boom forklift with digging capabilities. These forklifts are designed to handle heavy loads (up to 10,000 pounds) reaching horizontally and vertically for use by a variety of customers, including masons, roofers and building contractors.

    3. Asphalt Paving Equipment - Four models of Power Box[R] pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

Marketing and Distribution:

    The Company maintains a separate distribution system for Gehl Construction. The Company markets its equipment in North America through 123 independent dealers (with 217 outlets) and worldwide through 20 distributors. The top ten dealers and distributors in Gehl Construction accounted for approximately 15% of the Company's sales for the year ended December 31, 1994; however, no single dealer or distributor accounted for more than 4% of the Company's sales for that period. Sales of the skid steer loader product line by Gehl Construction accounted for more than 10% of the Company's net sales in 1992, 1993 and 1994. Sales of the Dynalift[R] product line accounted for more than 10% of the Company's net sales in 1993 and 1994.

    As with Gehl Agriculture, the Company believes that maintenance and expansion of its dealer network is important to its success in the light construction equipment market. Gehl Construction provides various forms of support for its dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The light construction equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, equipment demonstrations and sales, warranty and service assistance.

Industry and Competition:

       Gehl Construction's product lines face competition in each of their markets. In general, each line competes with a small group of from seven to twelve different companies. No one company competes directly with Gehl Construction across all of its product lines. In the compact asphalt paving equipment market niche Gehl serves, the Company believes it has the number 1 or 2 market share. In the rough-terrain telescoping-boom forklift market, the Company believes it and four other competitors share at least 75% of the market among them. In the skid steer loader product market three other companies share over 80% of the market. The Company believes that it shares a greater portion of the balance of the skid steer loader market than does any of its remaining competitors. The Company competes within the light construction equipment markets based primarily on price, quality, service and distribution.

    Gehl Construction's primary markets outside of North America are in Europe, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid steer loader market in Western Europe.


Backlog

    The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 1994 was $60.2 million versus $38.5 million at December 31, 1993. Virtually all orders in the backlog at December 31, 1994 should be shipped in 1995. The higher backlog at December 31, 1994 was due primarily to increased orders from Gehl Construction dealers.

    As the Company has broadened its Gehl Agriculture product offerings and diversified into products serving the light construction equipment market, the Company has been successful in reducing the seasonality of its sales.
However, some sales seasonality still remains, primarily in April through June, the Company's second fiscal quarter. The Company's first fiscal quarter in January through March has traditionally been its weakest, with the Company frequently incurring a first quarter loss. Because the haymaking and forage equipment products are primarily retailed by the Company's dealers in the Spring, Summer, and early Fall, the Company's floor plan financed accounts receivable generally reach a seasonal peak in early Summer and a post-seasonal low in late Fall.


Floor Plan and Retail Financing

Floor Plan Financing:

    The Company, as is typical in the industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company's floor plan financing program are recorded by the Company as sales and the dealers' obligations to the Company are reflected as accounts receivable.

    The Company provides interest-free floor plan financing to its dealers, in Gehl Agriculture generally for up to one year and in Gehl Construction for varying periods of time generally up to nine months. Gehl dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at a rate of between 1.5% to 3.0% above the prime rate or on occasion provides interest-free extensions of up to six months upon payment by the dealer of curtailments generally between 10% to 20% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 90% of Gehl's accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing:

    The Company also provides retail financing primarily to facilitate the sale of Gehl equipment to end users. Additionally, a number of Gehl dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company through Gehl Finance[R], the Company's finance division. Retail financing is provided in Canada by a third party at rates subsidized by the Company. The Company does not offer or sponsor retail financing outside of North America.

    The Company maintains arrangements with third parties pursuant to which the Company sells with recourse certain of the Company's finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 36 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 2 of "Notes to Consolidated Financial Statements," Page 19, and "Management's Discussion and Analysis," Page 13 of the Gehl Company 1994 Annual Report to Shareholders, which pages are incorporated by reference herein.


Employees

    As of December 31, 1994, the Company had 928 employees, of which 631 were hourly employees and 297 were salaried employees. At the production facilities in West Bend, Wisconsin, one of four Gehl production facilities, 321 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires December 31, 1995. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-one years.


Manufacturing

    The Company believes that its present manufacturing facilities are sufficient to provide adequate capacity for its operations for the foreseeable future.

    Component parts needed in the manufacture of the Company's equipment are primarily produced by the Company. The Company obtains raw materials (principally steel), component parts that it does not manufacture, most notably engines and hydraulics, and supplies from third party suppliers. All such materials and components used are available from a number of sources.
The Company is not dependent on any supplier that cannot be readily replaced and has not experienced difficulty in obtaining necessary purchased materials.


    In addition to the equipment it manufacturers, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's sales in 1994.


Research and Development

    The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvement to existing products. Products obtained through acquisition have generally undergone redesign by the Company to enhance their marketability. This redesign was in some cases major.

    The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $1.2 million, $1.0 million and $1.7 million on research and development for the years ended December 31, 1994, 1993 and 1992, respectively.


Patents and Trademarks

    The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl[R] name and the group of patents relating to the Scavenger[R] II manure spreader, the business of the Company is not dependent on any single patent or trademark or group of patents or trademarks.


Export Sales

    Information regarding the Company's export sales is included in Note 12 of "Notes to Consolidated Financial Statements," Pages 24 through 25, of the Gehl Company 1994 Annual Report to Shareholders, which pages are incorporated by reference herein.


Item 2.  Properties


    The following table sets forth certain information as of December 31, 1994, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 12, of the Gehl Company 1994 Annual Report to Shareholders, which page is incorporated by reference herein.

                       Approximate
                        Floor Area
                        in Square    Owned or
                           Feet      Leased(1)         Principal Uses

        West Bend, WI    450,000       Owned    General offices and
                                                engineering, research and
                                                development and manufacture
                                                of products for Gehl
                                                Agriculture

        West Bend, WI     19,000      Leased    Manufacture of products for
                                                Gehl Agriculture

        Madison, SD      110,000      Owned     Manufacture of skid steer
                                                loaders for Gehl Agriculture
                                                and Gehl Construction

        Lebanon, PA      170,000     Owned(2)   Manufacture of products for
                                                Gehl Agriculture

        Yankton, SD       68,000       Owned    Manufacture of products for
                                                Gehl Construction

(1) For information regarding collateral pledges and the Company's lease commitments, see Notes 5 and 10 of "Notes to Consolidated Financial Statements", included on Pages 20 and 23, of the Gehl Company 1994 Annual Report to Shareholders, which pages are incorporated by reference herein.

(2) This facility is financed with the proceeds from the sale of industrial development bonds maturing in 2010.


    The Company also operates three service parts centers located in:
    Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company leases these facilities, except for the Minneapolis center, which is owned.


Item 3.  Legal Proceedings.

    The Company is a defendant from time to time in actions for product liability and other matters arising out of its ordinary business operations. The Company believes that the actions presently pending will not have a material adverse effect on its consolidated financial position or results of operations. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders.


    No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

Executive Officers of the Registrant.

    Set forth below is certain information concerning the executive officers of the Company as of March 1, 1995:


Name, Age and Position         Business Experience

William D. Gehl, 48,           Mr. Gehl has served as
     President, Chief          President and Chief Executive
     Executive Officer         Officer of the Company since November, 1992 and
     and Director              has served as a director of the Company since
                               1987.  From January, 1990 until joining the
                               Company, Mr. Gehl served as Executive Vice
                               President, Chief Operating Officer, General
                               Counsel and Secretary of The Ziegler Companies,
                               Inc. (a financial services holding company).
                               Mr. Gehl held various positions with The
                               Ziegler Companies from 1978 to 1990.


Victor A. Mancinelli, 51       Mr. Mancinelli has served as
     Executive Vice President  Executive Vice President and
     and Chief Operating       Chief Operating Officer of the Company since
     Officer                   November, 1992.  From 1990 to 1992, Mr.
                               Mancinelli served as Group Vice President of W.
                               H. Brady Co. From 1987 to 1990, Mr. Mancinelli served as President and Chief Operating Officer of Syracuse China Corp., a subsidiary of Canadian Pacific Ltd. Prior to 1987, Mr.
                               Mancinelli served in a variety of management positions with Cummins Engine Company, Inc.


John W. Gehl, 53,              Mr. Gehl has served as Vice
Vice President, International  President, International of the Company since
                               1992. Mr. Gehl joined the Company in 1962 and has served as a Vice President of the Company since 1977 and in a variety of positions in marketing, manufacturing and strategic planning. Mr. Gehl has been a director of the Company since 1974.


Kenneth F. Kaplan, 49,         Mr. Kaplan joined the Company
     Vice President of Finance as Corporate Controller in
     and Treasurer             September, 1985, was elected Treasurer of the
                               Company in April, 1986 and was elected Vice
                               President of Finance and Treasurer in December,
                               1987.


Michael J. Mulcahy, 48,        Mr. Mulcahy has served as
     Vice President, Secretary General Counsel of the Company
     and General Counsel       since 1974 and became Secretary in 1977 and a
                               Vice President in 1986. Mr. Mulcahy has also served, since 1988, as President of Equipco
                               Insurance Company, Ltd., which provides
                               liability insurance coverage for equipment manufacturers, including the Company.


Richard J. Semler, 55,         Mr. Semler has served in his
     Vice President of         current position with the
     Data Systems              Company since January, 1977.


Kenneth P. Hahn, 37,           Mr. Hahn has served in his
     Corporate Controller      current position since joining the Company in
                               April, 1988. Mr. Hahn was elected as an executive officer of the Company in April, 1994.


     All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The 1995 Annual Meeting of Shareholders is currently scheduled for April 27, 1995. The Company has employment agreements with William D. Gehl and Victor A. Mancinelli pursuant to which they are to serve as President and Chief Executive Officer of the Company and Executive Vice President and Chief Operating Officer of the Company, respectively, through the expiration of the agreements on November 23, 1995.

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.


     Information required by this item is included on Pages 27 and 28 of the Gehl Company 1994 Annual Report to Shareholders, which pages are hereby incorporated herein by reference. As of February 22, 1995, shareholders of record numbered 1,131. This number does not include shareholders who hold Gehl Company stock in street name.


Item 6.   Selected Financial Data.


     Information required by this item is included on Page 26 of the Gehl Company 1994 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


     Information required by this item is included on Pages 9 through 13 of the Gehl Company 1994 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data.


     Information required by this item is included on Page 8 and Pages 14 through 25 of the Gehl Company 1994 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

                                  PART III


Item 10.  Directors and Executive Officers of the
          Registrant.


     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders ("Proxy Statement")<F1>. Information with respect to executive officers of the Company appears at the end of Part I, Pages 9 and 10 of this Annual Report on Form 10-K.


Item 11.  Executive Compensation.


     Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Board of Directors" and "Executive Compensation" set forth in the Proxy Statement; provided, however, that the subsection entitled "Executive Compensation - Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.


     Pursuant to Instruction G, the information required by this item is hereby incorporated by reference herein from the caption "Principal Shareholders" set forth in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.


     There are no relationships or related transactions required to be reported pursuant to this item.

<F1>
The Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.


          (a) 1 and 2. Financial statements and financial statement schedules.

               Reference is made to the separate index to the Company's consolidated financial statements and schedules contained on Page 15 hereof.

               3.  Exhibits.

               Reference is made to the separate exhibit index contained on Pages 18 through 20 hereof.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEHL COMPANY

Date:  March 7, 1995          By /s/ William D. Gehl
                                   William D. Gehl,
                                   President and Chief
                                   Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                   Date

/s/ William D. Gehl           President, Chief         March 7, 1995
William D. Gehl               Executive Officer and
                              Director (Principal
                              Executive Officer)

/s/ Kenneth F. Kaplan         Vice President of        March 7, 1995
 Kenneth F. Kaplan            Finance and Treasurer
                              (Principal Financial
                              and Accounting Officer)

/s/ John W. Findley           Director                 March 7, 1995
John W. Findley

/s/ Peter A. Fischer          Director                 March 7, 1995
Peter A. Fischer

/s/ John W. Gehl              Director                 March 7, 1995
John W. Gehl

/s/ Arthur W. Nesbitt         Director                 March 7, 1995
Arthur W. Nesbitt

/s/ Roger E. Secrist          Director                 March 7, 1995
Roger E. Secrist

/s/ Richard G. Sim            Director                 March 7, 1995
Richard G. Sim

                         GEHL COMPANY

                INDEX TO FINANCIAL STATEMENTS AND

                 FINANCIAL STATEMENT SCHEDULES


                                                          Page(s) in
                                                    Annual Report*

             The following documents are filed as
             part of this report:
             (1)Financial Statements:
               Report of Independent Accountants                     8
               Consolidated Statements of Income
                 for the three years ended
                 December 31, 1994                                  14
               Consolidated Balance Sheets at
                 December 31, 1994 and 1993                         15
               Consolidated Statements of
                 Shareholders' Equity for the
                 three years ended December 31, 1994                16
               Consolidated Statements of Cash
                 Flows for the three years ended
                 December 31, 1994                                  17
               Notes to Consolidated Financial
                 Statements                                       18-25

          * Incorporated by reference from the indicated pages of the Gehl Company 1994 Annual Report to Shareholders.

                                                                  Page in
                                                                Form 10-K


             (2)Financial Statement Schedules:
               Report of Independent Accountants
                on Financial Statement Schedule                     16
               For the three years ended
                 December 31, 1994 --
                   Schedule VIII - Valuation and
                   Qualifying Accounts                              17


          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS ON

                             FINANCIAL STATEMENT SCHEDULE


          To the Board of Directors of Gehl Company

          Our audits of the consolidated financial statements referred to in our report dated February 10, 1995 appearing on page 8 of the 1994 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




          PRICE WATERHOUSE LLP
          Milwaukee, Wisconsin
          February 10, 1995

                            GEHL COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                              Additions

                                Balance  Charged   Charged             Balance
                                  at     to Costs to Other             at End
     Period      Description   Beginning   and    Accounts Deductions  of Year
                                of Year  Expenses
  Year Ended
  December 31, Return &
  1992         Allowances       $  115   $  -     $  -        $  -    $  115

               Allowance for
               Doubtful
               Accounts-Trade
               Receivables . .   1,108      137      -           318     927

               Volume
               Discounts . . .   3,673    1,464      -         2,501   2,636
                                ______   ______   ______      ______  ______
               Total            $4,896   $1,601   $  -        $2,819  $3,678
                                ======   ======   ======      ======  ======

               Allowances for
               Doubtful
               Accounts -
               Retail
               Contracts . . .  $  804   $1,521   $  -        $1,893  $  432
                                ======   ======   ======      ======  ======
               Inventory
               Obsolescence
               Reserve          $1,825   $1,491   $  -        $   40  $3,276
                                ======   ======   ======      ======  ======
  Year Ended
  December 31, Return &
  1993         Allowances       $  115   $  -     $  -        $  -    $  115

               Allowance for
               Doubtful
               Accounts-Trade
               Receivables . .     927    1,473      -           557   1,843

               Volume
               Discounts . . .   2,636    2,117      -         2,645   2,108
                                ______   ______   ______      ______  ______
               Total            $3,678   $3,590   $  -        $3,202  $4,066
                                ======   ======   ======      ======  ======
               Allowances for
               Doubtful
               Accounts -
               Retail
               Contracts . . .  $  432   $  599   $  -        $  381  $  650
                                ======   ======   ======      ======  ======

               Inventory
               Obsolescence
               Reserve          $3,276   $1,215   $  -        $  610  $3,881
                                ======   ======   ======      ======  ======
               Income Tax
               Valuation
               Allowance        $  -     $5,881   $  -        $  -    $5,881
                                ======   ======   ======      ======  ======

  Year Ended
  December 31, Return &
  1994         Allowances       $  115   $   -    $  -        $  -    $  115

               Allowance for
               Doubtful
               Accounts-Trade
               Receivables . .   1,843     (888)     -           316     639

               Volume
               Discounts . . .   2,108    2,200      -         2,318   1,990

               Product
               Discontinuance     -       1,600      -           -     1,600
                                ______   ______   ______      ______  ______
               Total            $4,066   $2,912   $  -        $2,634  $4,344
                                ======   ======   ======      ======  ======
               Allowances for
               Doubtful
               Accounts -
               Retail
               Contracts . . .  $  650   $  424   $  -        $  570  $  504
                                ======   ======   ======      ======  ======

               Inventory
               Obsolescence
               Reserve          $3,881   $1,523   $  -        $1,352  $4,052
                                ======   ======   ======      ======  ======
               Income Tax
               Valuation
               Allowance        $5,881   $ (900)  $  -        $  509  $4,472
                                ======   ======   ======      ======  ======

                                 GEHL COMPANY
                              INDEX TO EXHIBITS

Exhibit Number      Document Description

(3.1) Restated Articles of Incorporation of Gehl Company [Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(3.2)               Amendment to Gehl Company By-laws, dated February 24,
                    1995

(3.3)               By-laws of Gehl Company, as amended

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated October 1, 1994

(4.2) Common Stock Purchase Warrant, dated as of March 5, 1993, from Gehl Company to State of Wisconsin Investment Board [Incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992]

(4.3) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit
                    4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.4) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

(4.5) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(4.6) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit
                    4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. J.W. Gehl, Hahn, Kaplan, Mulcahy and Semler [Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.2)*             Employment Agreement between Gehl Company and William D.
                    Gehl, dated as of December 29, 1992 [Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(10.3)* Employment Agreement by and between Victor A. Mancinelli and Gehl Company, dated as of December 29, 1992 [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(10.4)* Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company, as amended

(10.5)* Supplemental Retirement Benefit Agreement by and between Victor A. Mancinelli and Gehl Company, as amended

(10.6)*             Gehl Savings Plan, as amended

(10.7)*             Gehl Company Retirement Income Plan "B", as amended

(10.8)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.9)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.10) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.11) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.12) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 1994 Annual Report to Share-holders that are incorporated by reference herein

(21)                Subsidiaries of Gehl Company

(23)                Consent of Price Waterhouse

(27)                Financial Data Schedule

(99) Proxy Statement for 1995 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1995 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report or Form 10-K)
__________________

* A management contract or compensatory plan or arrangement.