Form 10-Q
period 1995-04-01
GEHL CO
filed 1995-04-26
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 1995

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

                    Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April 1, 1995

  Common Stock, $.10 Par Value                           6,171,189



                                GEHL COMPANY

                                 FORM 10-Q

                                April 1, 1995

                                REPORT INDEX


                                                               Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three-Month Periods Ended April 1, 1995 and
       April 2, 1994  . . . . . . . . . . . . . . . . . . .        3

     Condensed Consolidated Balance Sheets at April 1, 1995,
       December 31, 1994, and April 2, 1994 . . . . . . . .        4

     Condensed Consolidated Statements of Cash Flows for the
       Three-Month Periods Ended April 1, 1995 and
       April 2, 1994  . . . . . . . . . . . . . . . . . . .        5

     Notes to Condensed Consolidated Financial Statements .        6

     Management's Discussion and Analysis of Results of
       Operations and Financial Condition . . . . . . . . .        8


PART II. - OTHER INFORMATION:


     Item 6.  Exhibits and Reports on Form 8-K  . . . . . .       10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .       11


                       PART I - FINANCIAL INFORMATION

                       GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data; unaudited)

                                                    Three Months
                                                       Ended
                                                April 1,      April 2,
                                                  1995          1994
         NET SALES                             $ 38,268      $ 34,242
           Cost of goods sold                    27,588        24,549
                                               --------      --------
         GROSS PROFIT                            10,680         9,693
           Selling, general and
            administrative expenses               7,622         7,934
                                               --------      --------
         INCOME FROM OPERATIONS                   3,058         1,759

           Interest expense                      (1,516)       (1,753)
           Interest income                          463           328
           Other expense, net                      (167)         (559)
                                               ---------     ---------
         INCOME (LOSS) BEFORE INCOME TAXES        1,838          (225)
           Income tax provision                      25            37
                                               --------      ---------
         NET INCOME (LOSS)                     $  1,813     $    (262)
                                               ========     ==========
         EARNINGS (LOSS) PER SHARE             $    .29     $    (.04)


     The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     April 1,  December 31, April 2,
                                       1995      1994       1994
ASSETS                               (Unaudited)          (Unaudited)

 Cash                                $  4,107   $  2,570  $  2,274
 Accounts receivable-net               78,372     72,393    86,992
 Finance contracts receivable-net       5,190      3,389     5,671
 Inventories                           22,898     21,452    24,146
 Prepaid expenses and other assets      2,590      2,817     2,050
                                     --------   --------  --------
   Total Current Assets               113,157    102,621   121,133
                                     --------   --------  --------
  Property, plant and equipment-net     20,036     20,433    19,359
  Finance contracts receivable-net,
    non-current                          3,081      2,258     3,284
  Other assets                           5,643      5,715     6,941
                                     ---------   --------  --------
 TOTAL ASSETS                         $141,917   $131,027  $150,717
                                     =========   ========  ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt
  obligations                          $   179   $    180  $    787
  Accounts payable                      14,377     14,477    15,320
  Accrued liabilities                   14,153     14,053    14,373
                                       -------   --------  --------
   Total Current Liabilities            28,709     28,710    30,480
                                       -------   --------  --------
  Line of credit facility               54,988     45,879    60,749
  Long-term debt obligations             8,766      8,821    17,947
  Other long-term liabilities            1,306      1,334       831
                                       -------   --------  --------
   Total Long-Term Liabilities          65,060     56,034    79,527
                                       -------   --------  --------
  Common stock, $.10 par value,
  25,000,000 shares authorized,
  6,171,189, 6,169,523 and 6,141,441
  shares outstanding, respectively         617        617       614
  Preferred stock, $.10 par value,
  2,000,000 shares authorized, no
  shares issued                             -          -         -
  Capital in excess of par              26,185     26,133    25,896
  Retained earnings                     21,346     19,533    14,200
                                       -------   --------  --------
   Total Shareholders' Equity           48,148     46,283    40,710
                                       -------   --------  --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $141,917  $ 131,027  $150,717
                                      ========  =========  ========

  The accompanying notes are an integral part of the financial statements.

                           GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)

                                                        Three Months Ended

                                                        April 1,     April 2,
                                                         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                    $    1,813    $  (262)
 Adjustments to reconcile net income (loss) to net
  cash (used for) provided by operating activities:
 Depreciation and amortization                               718         957
 Increase in finance contracts receivable                 (7,692)     (6,136)
 Proceeds from sales of finance contracts                  4,889       3,763
 Cost of sales of finance contracts                          123          67
 Net changes in remaining working capital items           (7,311)     (4,570)
 Other                                                        50          77
                                                      ----------    --------
 Net cash (used for) provided by operating activities     (7,410)     (6,104)
                                                      ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net               (234)         52
 Other assets                                                155         160
                                                      ----------    --------
 Net cash (used for) provided by investing
  activities                                                 (79)         212
                                                       ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in long-term debt obligations                      (55)        (95)
 Increase (decrease) in long-term liabilities                (28)         33
 Proceeds from line of credit facility                     9,109       6,770
                                                       ----------   --------
 Net cash provided by financing activities                 9,026       6,708
                                                       ----------   --------
 Net increase in cash                                      1,537         816
 Cash, beginning of period                                 2,570       1,458
                                                       ---------    --------
 Cash, end of period                                   $   4,107   $   2,274
                                                       =========   =========
Supplemental disclosure of cash flow information:
 Cash paid for the following:
  Interest                                            $   1,393   $   1,390
  Income Taxes                                        $     939   $      39


     The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 1, 1995
                                  (Unaudited)

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

  In the opinion of management, the information furnished for the three-month periods ended April 1, 1995 and April 2, 1994 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the three months ended April 1, 1995 are not necessarily indicative of the results to be expected for the entire year.

  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

  Earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,202,996 and 6,135,067 for the three months ended April 1, 1995 and April 2, 1994, respectively.

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

NOTE 4 - INVENTORIES

  If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):


                                                 April 1,     December 31,
                                                  1995            1994

          Raw materials and supplies             $ 3,803        $ 3,711
          Work-in-process                          9,830         10,252
          Finished machines and parts             26,122         24,346
                                                 -------        -------
          Total current cost value                39,755         38,309
          Adjustment to LIFO basis               (16,857)       (16,857)
                                                 -------        -------
                                                 $22,898        $21,452
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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
 CONDITION

Results of Operations

Three Months Ended April 1, 1995 Compared to Three Months Ended April 2, 1994

  Net sales for the first quarter of 1995 of $38.3 million were $4.1 million, or 12%, higher than the $34.2 million in the comparable period of 1994. Gehl Agriculture sales increased 3% to $24.3 million in the first quarter of 1995 from $23.6 million in the first quarter of 1994. Gehl Construction's net sales increased 32% to $14.0 million in the first quarter of 1995 from $10.6 million in the first quarter of 1994. The Gehl Construction increase resulted from strong demand for the Company's products, particularly for skid steer loaders and rough-terrain telescoping boom forklifts.

  Gross profit increased $987,000, or 10%, during the first quarter of 1995 versus the comparable period of 1994, primarily due to increased sales volume. Gross profit as a percent of net sales decreased to 27.9% for the first quarter of 1995 from 28.3% in the comparable period of 1994, due primarily to a change in the product mix of shipments. Gross profit as a percent of net sales for Gehl Agriculture decreased to 25.3% for the first quarter of 1995 from 28.9% in the first quarter of 1994. The primary reason for the lower percentage was the impact of a change in the mix of products shipped in the first quarter of 1995 versus products shipped in comparable 1994. The change in mix included a heavier emphasis on shipments of certain discontinued products at little or no gross profit and a higher level of 1995 shipments of certain products where cost increases incurred by the Company exceeded price increases over the past twelve months. Gross profit as a percent of net sales for Gehl Construction increased to 32.4% in the first quarter of 1995 from 27.0% in the first quarter of 1994. The primary reasons for the percentage improvement were: 1) the impact of a change in the mix of products shipped in the first quarter of 1995 versus products shipped in comparable 1994, 2) the percentage of export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of first quarter sales in 1995 than in 1994, 3) the full impact of lowering the overall cost structure of Gehl Construction as a result of the first quarter 1994 transfer of paving products production to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January, 1994, and 4) certain economies of scale associated with the increased level of production at the plants manufacturing construction equipment.

  Selling, general and administrative expenses decreased $312,000, or 4%, during the first quarter of 1995 versus the comparable period of 1994. The decrease related primarily to reductions from 1994 first quarter expense levels associated with allowance for doubtful accounts and product liability costs, offset, in part, by increased sales promotion costs. As a percent of net sales, selling, general and administrative expenses decreased to 19.9% during the first quarter of 1995 versus 23.2% in the comparable period of 1994.

  Income from operations in the first quarter of 1995 was $3.1 million versus $1.8 million in the first quarter of 1994. The improvement was due primarily to increased sales volume and a reduction in selling, general and administrative expenses from 1994 levels.

  Interest expense decreased $237,000, or 14%, to $1.52 million in the first quarter of 1995 from $1.75 million in the first quarter of 1994. The decrease was a result of a decrease in average debt outstanding to $59.6 million in the first quarter of 1995 versus $75.7 million in the first quarter of 1994 offset, in part, by an increase in the average rate of interest paid by the Company. The average interest rate paid rose to 9.8% in the first quarter of 1995 from 9.1% in the first quarter of 1994, due to increases in the prime rate which serves as the base for the Company's interest rate under its line of credit facility. The rate increase was partially offset by the impact of a decrease in the mark-up over the prime rate on the Company's loans under its line of credit facility, which decrease was effective October 1994.

  Other expense, net was $167,000 in the first quarter of 1995 versus $559,000 in the comparable period of 1994. The decrease resulted, in part, from the quarterly revaluation of certain previous sales of finance contracts made under variable interest rate arrangements. Lower U.S. Treasury bill rates at April 1, 1995 than at December 31, 1994, resulted in $15,000 of income from this year's first quarter revaluation. The quarterly revaluation one year ago at April 2, 1994 had resulted in $222,000 of expense. The remainder of the decrease in other expense, net is a result of Canadian foreign exchange income of $8,000 recorded in the first quarter of 1995 versus Canadian foreign exchange losses of $150,000 incurred in the first quarter of 1994.

  Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to its 1995 first quarter operating income due to the existence of net operating loss carryforwards, nor was the Company permitted to record a deferred tax benefit related to its 1994 first quarter net operating loss.

Financial Condition

  The Company's working capital was $84.4 million at April 1, 1995, as compared to $73.9 million at December 31, 1994, and $90.7 million at April 2, 1994. The increase since December 31, 1994 resulted primarily from seasonal increases in accounts receivable, finance contracts receivables and inventories financed with borrowings under the Company's line of credit facility. The decrease from April 2, 1994 primarily relates to a reduction in accounts receivable.

  The Company's first quarter 1995 cash flow used for operating activities was $7.4 million versus $6.1 million used for operating activities in comparable 1994. The first quarter cash flow from operating activities is normally negative due to seasonal increases in accounts receivables and inventories. The Company currently anticipates that cash flow from operations will be positive for the remaining quarters of 1995, as was the case in 1994.

  Capital expenditures for property, plant and equipment during the first quarter of 1995 were approximately $234,000. Outstanding commitments as of April 1, 1995 totaled approximately $266,000. The Company plans to make approximately $3.5 million of capital expenditures during 1995.

  As of April 1, 1995, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 9.7%. The Company had available unused borrowing capacity of $18.0 million, $19.2 million and $12.7 million under the line of credit facility at April 1, 1995, December 31, 1994, and April 2, 1994, respectively. At April 1, 1995, December 31, 1994, and April 2, 1994, the borrowings outstanding under the line of credit facility were $55.0 million, $45.9 million and $60.7 million, respectively.

  The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At April 1, 1995, Gehl serviced $56.9 million of such contracts, of which $48.1 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

  Shareholders' equity at April 1, 1995 was $48.1 million. This was $7.4 million higher than the $40.7 million of shareholders' equity at April 2, 1994, due primarily to income earned from April 3, 1994 through April 1, 1995.

                                      PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.1 Amendment to Gehl Company By-laws, dated February 24, 1995 [Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

      3.2  By-laws of Gehl Company, as amended [Incorporated by reference to
           Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

     10.1 Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company, as amended [Incorporated by reference to
           Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

     10.2 Supplemental Retirement Benefit Agreement by and between Victor A. Mancinelli and Gehl Company, as amended [Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

     27    Financial Data Schedule



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended April 1, 1995.

                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               GEHL COMPANY


Date:  April 26, 1995                          By:  /s/ William D. Gehl
                                                        William D. Gehl
                                                        President and Chief
                                                        Executive Officer



Date:  April 26, 1995                          By:  /s/ Kenneth F. Kaplan
                                                        Kenneth F. Kaplan
                                                        Vice President of
                                                        Finance and Treasurer
                                                        (Chief Financial and
                                                        Accounting Officer)