Form 10-Q
period 1995-07-01
GEHL CO
filed 1995-08-01
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 1995

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at July 1, 1995

  Common Stock, $.10 Par Value                                 6,181,518

                                GEHL COMPANY

                                 FORM 10-Q

                                 July 1, 1995

                                REPORT INDEX

                                                                 Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Six-Month Periods Ended July 1, 1995
       and July 2, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Balance Sheets at July 1, 1995,
       December 31, 1994, and July 2, 1994  . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows for the
       Six-Month Periods Ended July 1, 1995 and July 2, 1994  . . . . . . 5

     Notes to Condensed Consolidated Financial Statements . . . . . . . . 6

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition   . . . . . . . . . . . . . . . . . . . 8


PART II. - OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders . . .  12

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                       PART I - FINANCIAL INFORMATION

                       GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data; unaudited)

                                    Three Months        Six Months
                                       Ended              Ended
                                 July 1,   July 2,   July 1,  July 2,
                                  1995      1994      1995     1994

 NET SALES                       $42,730  $41,916   $80,998   $76,158
   Cost of goods sold             30,033   29,062    57,621    53,611
                                 -------  --------  -------   --------

 GROSS PROFIT                     12,697    12,854   23,377    22,547
   Selling, general and
   administrative expenses         7,837     9,143   15,459    17,077
                                 -------  --------  -------   --------

 INCOME FROM OPERATIONS            4,860     3,711    7,918     5,470

   Interest expense               (1,672)   (1,890)  (3,188)   (3,643)
   Interest income                   477       529      947       857
   Other (expense) income, net       (42)     (557)    (216)   (1,116)
                                 --------  --------  -------  --------

 INCOME BEFORE INCOME TAXES       3,623      1,793   5,461      1,568
   Income tax provision              25         38      50         75
                                 -------  --------  -------   --------

 NET INCOME                      $3,598     $1,755  $5,411     $1,493
                                 =======  ========  =======   ========

 EARNINGS PER SHARE                 $.58     $.28     $.87       $.24

       The accompanying notes are an integral part of the financial statements

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                            July 1,    December 31,    July 2,
                                             1995          1994          1994
 ASSETS                                   (Unaudited)                (Unaudited)
  Cash                                      $  5,542      $  2,570      $  4,566
  Accounts receivable-net                     78,373        72,393        81,885
  Finance contracts receivable-net             6,229         3,389         5,707
  Inventories                                 21,678        21,452        21,239
  Prepaid expenses and other assets            3,541         2,817         1,609
                                           ----------   -----------   ----------
   Total Current Assets                      115,363       102,621       115,006
                                           ----------   -----------   ----------

  Property, plant and equipment-net           19,877        20,433        20,843
  Finance contracts receivable-net,            3,665         2,258         3,259
   non-current
  Other assets                                 5,570         5,715         6,398
                                           ----------   -----------   ----------
 TOTAL ASSETS                              $ 144,475     $ 131,027     $ 145,506
                                           ==========   ===========   ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt        $     173     $     180        $1,114
   obligations
  Accounts payable                            14,875        14,477        14,589
  Accrued liabilities                         14,938        14,053        15,869
                                           ----------   -----------   ----------
   Total Current Liabilities                  29,986        28,710        31,572
                                           ----------   -----------   ----------

  Line of credit facility                     52,529        45,879        52,300
  Long-term debt obligations                   8,724         8,821        18,016
  Other long-term liabilities                  1,393         1,334         1,107
                                           ----------   -----------   ----------
   Total Long-Term Liabilities                62,646        56,034        71,423
                                           ----------   -----------    ---------

  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,181,518, 6,169,523 and 6,142,691
   shares outstanding,
   respectively                                  618           617           614
  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                                   -             -             -
  Capital in excess of par                    26,281        26,133        25,942
  Retained earnings                           24,944        19,533        15,955
                                           ----------   -----------   ----------

   Total Shareholders' Equity                 51,843        46,283        42,511
                                           ----------   -----------   ----------

 TOTAL LIABILITIES AND SHAREHOLDERS'       $ 144,475     $ 131,027     $ 145,506
 EQUITY                                    ==========   ===========   ==========

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)

                                                   Six Months Ended
                                                  July 1,    July 2,
                                                    1995      1994

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $5,411     $1,493
  Adjustments to reconcile net income to net
   cash (used for) provided by operating
   activities:
   Depreciation and amortization                    1,412      1,898
   Increase in finance contracts receivable       (17,906)   (16,785)
   Proceeds from sales of finance contracts        13,152     13,727
   Cost of sales of finance contracts                 199        389
   Net changes in remaining working capital        (5,660)     4,620
    items
   Other                                               91        183
                                                 ---------   --------

    Net cash (used for) provided by operating      (3,301)     5,525
     activities                                  ---------   --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net       (709)    (1,525)
  Other assets                                        312        177
                                                 ---------   --------
    Net cash used for investing activities           (397)    (1,348)
                                                 ---------   --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term debt               (97)       301
   obligations
  Increase (decrease) in long-term liabilities         59        309
  Proceeds from (repayments of) credit
   facility                                         6,650     (1,679)
  Proceeds from issuance of common stock               58          -
                                                 ---------   --------
    Net cash provided by (used for) financing       6,670     (1,069)
     activities                                  ---------   --------


  Net increase in cash                              2,972      3,108
  Cash, beginning of period                         2,570      1,458
                                                 ---------   --------

  Cash, end of period                              $5,542     $4,566
                                                 =========   ========


 Supplemental disclosure of cash flow information:
  Cash paid for the following:
   Interest                                        $3,059     $ 2,903
   Income Taxes                                    $1,704     $    33

      The accompanying notes are an integral part of the financial statements.

                        GEHL COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                July 1, 1995
                                 (Unaudited)


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

         In the opinion of management, the information furnished for the three and six month periods ended July 1, 1995 and July 2, 1994 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the six months ended July 1, 1995 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,255,959 and 6,170,707 for the three months ended July 1, 1995 and July 2, 1994, respectively, and 6,229,478 and 6,170,346 for the six months ended July 1, 1995 and July 2, 1994, respectively.

NOTE 3 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits of net operating losses.

NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                      July 1,     December 31,
                                       1995           1994
                                   -----------     -----------
Raw materials and supplies           $  3,516     $  3,711
Work-in-process                         8,658       10,252
Finished machines and parts            26,361       24,346
                                     ----------   ----------
Total current cost value               38,535       38,309
Adjustment to LIFO basis              (16,857)     (16,857)
                                     ----------   ----------
                                     $ 21,678     $ 21,452
                                     ==========   ==========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended July 1, 1995 Compared to Three Months Ended July 2, 1994

     Net sales for the second quarter of 1995 of $42.7 million were $814,000, or 2%, higher than the $41.9 million in the comparable period of 1994. Gehl Agriculture sales decreased 4% to $26.4 million in the second quarter of 1995 from $27.4 million in the second quarter of 1994. This decrease is reflective of the Company's overall strategy to further reduce equipment inventory at agricultural dealers and reflects market conditions slightly less strong than in comparable 1994. Gehl Construction's net sales increased 13% to $16.3 million in the second quarter of 1995 from $14.5 million in the second quarter of 1994. The Gehl Construction increase primarily resulted from strong demand for the Company's rough-terrain telescoping boom forklift and service parts.

     Gross profit decreased $157,000, or 1%, during the second quarter of 1995 versus the comparable period of 1994, primarily due to a change in the product mix of shipments. Gross profit as a percent of net sales decreased to 29.7% for the second quarter of 1995 from 30.7% in the comparable period of 1994. Gross profit as a percent of net sales for Gehl Agriculture decreased to 27.9% for the second quarter of 1995 from 31.2% in the second quarter of 1994. The primary reasons for the lower percentage were the impact of a change in the mix of products shipped in the second quarter of 1995 versus products shipped in comparable 1994 and the percentage of export sales, typically made at a lower gross margin than domestic sales, constituting a higher portion of second quarter sales in 1995 than in 1994. The change in mix included a heavier emphasis on shipments of certain products where vendor cost increases incurred by the Company exceeded price increases to the Company's customers over the past twelve months. Gross profit as a percent of net sales for Gehl Construction increased to 32.7% in the second quarter of 1995 from 29.7% in the second quarter of 1994. The primary reasons for the percentage improvement were: 1) the impact of a change in the mix of products shipped in the second quarter of 1995 versus products shipped in comparable 1994, 2) the percentage of export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of second quarter sales in 1995 than in 1994, 3) the full impact of lowering the overall cost structure of Gehl Construction as a result of the first quarter 1994 transfer of paving products production to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994, and 4) certain economies of scale associated with the increased level of production at the plants manufacturing construction equipment.

     Selling, general and administrative expenses decreased $1.3 million, or 14%, during the second quarter of 1995 versus the comparable period of 1994. The decrease related primarily to reductions from 1994 second quarter expense levels associated with allowance for doubtful accounts and product liability costs. As a percent of net sales, selling, general and administrative expenses decreased to 18.3% during the second quarter of 1995 versus 21.8% in the comparable period of 1994.

     Income from operations in the second quarter of 1995 was $4.9 million versus $3.7 million in the second quarter of 1994. The improvement was due primarily to a reduction in selling, general and administrative expenses from 1994 levels.

     Interest expense decreased $218,000, or 12%, to $1.7 million in the second quarter of 1995 from $1.9 million in the second quarter of 1994. The decrease was a result of a decrease in average debt outstanding to $64.6 million in the second quarter of 1995 versus $76.7 million in the second quarter of 1994. The impact of the decrease in average debt outstanding was offset, in part, by an increase in the average rate of interest paid by the Company. The average interest rate paid rose to 10.2% in the second quarter of 1995 from 9.6% in the second quarter of 1994, due to increases in the prime rate which serves as the base for the Company's interest rate under its line of credit facility. The rate increase was partially offset by the impact of a decrease in the mark-up over the prime rate on the Company's loans under its line of credit facility, which decrease was effective in October 1994.

     Other expense, net was $42,000 in the second quarter of 1995 versus $557,000 in the comparable period of 1994. The decrease in expense was primarily due to a reduction in the costs of selling finance contracts and from the quarterly revaluation of certain previous sales of finance contracts made under variable interest rate arrangements, resulting in income in the second quarter of 1995 versus expense in 1994's second quarter.

     Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to either its 1995 or 1994 second quarter operating income due to the existence of net operating loss carryforwards.

Six Months Ended July 1, 1995 Compared to Six Months Ended July 2, 1994

     Net sales for the first six months of 1995 of $81.0 million were $4.8 million, or 6%, higher than the $76.2 million in the comparable period of 1994. Gehl Agriculture's net sales decreased slightly to $50.7 million in the first six months of 1995 from $51.1 million in the first six months of 1994. Gehl Construction's net sales increased 21% to $30.3 million in the first six months of 1995 from $25.1 million in the first six months of 1994. The Gehl Construction increase resulted from strong demand for the Company's products, particularly for skid steer loaders, rough-terrain telescoping boom forklifts and service parts.

     Gross profit increased $830,000, or 4%, during the first six months of 1995 versus the comparable period of 1994, primarily due to the increased sales volume. Gross profit as a percent of net sales decreased to 28.9% for the first six months of 1995 from 29.6% in the comparable period of 1994, due primarily to a change in the product mix of shipments. Gross profit as a percent of net sales for Gehl Agriculture decreased to 26.7% for the first six months of 1995 from 30.1% in the comparable period of 1994. The primary reason for the lower percentage was the impact of a change in the mix of products shipped in the first six months of 1995 versus products shipped in comparable 1994. The change in mix included a higher level of 1995 shipments of certain products where cost increases incurred by the Company exceeded price increases over the past twelve months and a heavier emphasis on shipments of certain discontinued products at little or no gross profit. Gross profit as a percent of net sales for Gehl Construction increased to 32.6% in the first six months of 1995 from 28.6% in the first six months of 1994. The primary reasons for the percentage improvement were: 1) the impact of a change in the mix of products shipped in the first six months of 1995 versus products shipped in comparable 1994, 2) the percentage of export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of the first six months sales in 1995 than in 1994, 3) the full impact of lowering the overall cost structure of Gehl Construction as a result of the first quarter 1994 transfer of paving products production to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994, and 4) certain economies of scale associated with the increased level of production at the plants manufacturing construction equipment.

     Selling, general and administrative expenses decreased $1.6 million, or 9%, during the first six months of 1995 versus the comparable period of 1994. The decrease related primarily to reductions, from 1994 first six month expense levels, associated with allowance for doubtful accounts and product liability costs, offset, in part, by increased sales promotion costs. As a percent of net sales, selling, general and administrative expenses decreased to 19.1% during the first six months of 1995 versus 22.4% in the comparable period of 1994.

     Income from operations in the first six months of 1995 was $7.9 million versus $5.5 million in the comparable period of 1994. The improvement was due primarily to a reduction in selling, general and administrative expenses and increased sales volume from 1994 levels.

     Interest expense decreased $455,000, or 12%, to $3.2 million in the first six months of 1995 from $3.6 million in the first six months of 1994. The decrease was a result of a decrease in average debt outstanding to $61.9 million in the first six months of 1995 versus $75.7 million in the comparable period of 1994, offset, in part, by an increase in the average rate of interest paid by the Company. The average interest rate paid rose to 10.1% for the first six months of 1995 from 9.4% in the first six months of 1994, due to increases in the prime rate which serves as the base for the Company's interest rate under its line of credit facility. The rate increase was partially offset by the impact of a decrease in the mark-up over the prime rate on the Company's loans under its line of credit facility, which decrease was effective in October 1994.

     Other expense, net was $216,000 in the first six months of 1995 versus $1.1 million in the comparable period of 1994. The decrease in expense resulted, in part, from the quarterly revaluation of certain previous sales of finance contracts made under variable interest rate arrangements . Lower U.S. Treasury bill rates at July 1, 1995 than at December 31, 1994, resulted in $73,000 of income from revaluations performed in the first six months of 1995. The quarterly revaluations performed during the first six months of 1994 had resulted in $420,000 of expense. The decrease in other expense, net was also the result of a $190,000 reduction in costs of selling finance contracts. The remainder of the decrease in other expense, net was the result of Canadian foreign exchange income of $39,000 recorded in the first six months of 1995 versus Canadian foreign exchange losses of $143,000 occurring in the comparable period of 1994.

     Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to the net operating income recorded in the first six months of either 1995 or 1994 due to the existence of net operating loss carryforwards.

Financial Condition

     The Company's working capital was $85.4 million at July 1, 1995, as compared to $73.9 million at December 31, 1994, and $83.4 million at July 2, 1994. The increase since December 31, 1994 resulted primarily from seasonal increases in accounts receivable and finance contracts receivable financed with borrowings under the Company's line of credit facility.

     The Company's cash flow used for operating activities in the first six months of 1995 was $3.3 million versus $5.5 million provided by operating activities in comparable 1994. The second quarter 1995 cash flow provided by operations was $4.1 million as compared to 1994's second quarter of $11.6 million provided by operations. The 1995 second quarter and six month cash flow decreases from 1994 were due primarily to lower year-to-year reductions of accounts receivable, as the levels of accounts receivable have been reduced to more appropriate levels.

     Capital expenditures for property, plant and equipment during the first six months of 1995 were approximately $709,000. Outstanding commitments as of July 1, 1995 totaled approximately $517,000. The Company expects to make approximately $3.0 million of capital expenditures during 1995.

     As of July 1, 1995, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 9.6%. The Company had available unused borrowing capacity of $20.2 million, $19.2 million, and $18.1 million under the line of credit facility at July 1, 1995, December 31, 1994, and July 2, 1994, respectively. At July 1, 1995, December 31, 1994, and July 2, 1994, the borrowings outstanding under the line of credit facility were $52.5 million, $45.9 million and $52.3 million, respectively. Total long-term debt outstanding was $61.4 million at July 1, 1995, a $10.0 million, or 14%, reduction from $71.4 million at July 2, 1994.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At July 1, 1995, Gehl serviced $58.3 million of such contracts, of which $47.8 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

     Shareholders' equity at July 1, 1995 was $51.8 million. This was $9.3 million higher than the $42.5 million of shareholders' equity at July 2, 1994, due primarily to income earned from July 3, 1994 through July 1, 1995.

                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on April 27, 1995, Fred M. Butler, William D. Gehl and John W. Splude were elected as directors of the Company for terms expiring in 1998. The following table sets forth certain information with respect to the election of directors at the annual meeting:


                                                      Shares Withholding
     Name of Nominee              Shares Voted For    Authority

     Fred M. Butler                  5,146,179          44,660
     William D. Gehl                 5,141,611          49,228
     John W. Splude                  5,145,954          44,885

     The following table sets forth the other directors of the Company whose terms of office continued after the 1995 annual meeting:

                                  Year in Which
          Name of Director         Term Expires

          Roger E. Secrist            1996
          Richard G. Sim              1996
          John W. Findley             1997
          John W. Gehl                1997
          Arthur W. Nesbitt           1997


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          4.1 First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services (formerly known as ITT Commercial Finance Corp.) and Gehl Company and its subsidiaries, dated May 10, 1995

          27   Financial Data Schedule [included in the EDGAR filing only]


     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1995.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GEHL COMPANY


Date:  July 31, 1995    By:  /s/ William D. Gehl
                             William D. Gehl
                             President and Chief
                             Executive Officer


Date:  July 31, 1995    By:  /s/ Kenneth F.Kaplan
                             Kenneth F. Kaplan
                             Vice President of Finance and
                             Treasurer (Chief Financial
                             and Accounting Officer)

                                GEHL COMPANY

                                  FORM 10-Q

                                July 1, 1995

                                EXHIBIT INDEX

Exhibit
  No.                                            Document Description



4.1 First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services (formerly known as ITT Commercial Finance Corp.) and Gehl Company and its subsidiaries, dated May 10, 1995.

27   Financial Data Schedule [included in the EDGAR filing only]