Form 10-Q
period 1995-09-30
GEHL CO
filed 1995-10-27
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                          Outstanding at
                                                       September 30, 1995

  Common Stock, $.10 Par Value                                 6,210,767

                                  GEHL COMPANY

                                   FORM 10-Q

                                September 30, 1995


                                  REPORT INDEX

                                                                      Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Nine-Month Periods Ended September 30, 1995
       and October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . .   3

     Condensed Consolidated Balance Sheets at September 30, 1995,
       December 31, 1994, and October 1, 1994 . . . . . .         . . . .   4

     Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended  September 30, 1995 and
       October 1, 1994  . . . . . . . . . . . . . . . . . . . . . . . .     5

     Notes to Condensed Consolidated Financial Statements . . . . . . . . . 6

     Management's Discussion and Analysis of Results of Operations
       and Financial Condition   . . . . . . . . . . . . . . . . . . . .    8


PART II. - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                           PART I - FINANCIAL INFORMATION

                            GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share data; unaudited)

                                Three Months Ended       Nine Months Ended
                                Sept. 30,  October 1,   Sept. 30,  October 1,
                                  1995        1994        1995     1994

 NET SALES                     $ 36,901  $  37,592      $ 117,899   $ 113,750

   Cost of goods sold            26,175     26,335         83,796      79,946
                               --------  ---------       --------   ---------

 GROSS PROFIT                    10,726     11,257         34,103      33,804
   Selling, general and
    administrative expenses       7,346      7,190         22,805      24,267
                               --------   --------       --------   ---------

 INCOME FROM OPERATIONS           3,380      4,067         11,298       9,537

   Interest expense              (1,404)    (1,667)        (4,592)     (5,310)
   Interest income                  462        470          1,409       1,327
   Other (expense) income, net     (177)      (321)          (393)     (1,437)
                                --------   --------        -------    --------

INCOME BEFORE INCOME TAXES        2,261      2,549          7,722       4,117
   Income tax provision              25         38             75         113
                                --------   --------        -------    --------

NET INCOME                    $   2,236    $ 2,511       $  7,647     $ 4,004
                                 ======    ========        =======    ========
 EARNINGS PER SHARE           $     .36    $   .41       $   1.22     $   .65


       The accompanying notes are an integral part of the financial statements

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                      September 30,  December 31,   October 1,
                                        1995               1994         1994
                                      (Unaudited)                   (Unaudited)
ASSETS
  Cash                                 $     4,439     $    2,570   $    4,272
  Accounts receivable-net                   72,138         72,393       78,441
  Finance contracts receivable-net           4,711          3,389        4,227
  Inventories                               22,631         21,452       19,802
  Prepaid expenses and other assets          3,853          2,817        1,871
                                         ----------     ----------   ----------
                                           107,772        102,621      108,613
   Total Current Assets                  ----------     ----------   ----------

  Property, plant and equipment-net         19,979         20,433       20,422

  Finance contracts receivable-net,          2,879          2,258        2,459
   non-current
  Other assets                               5,343          5,715        5,790
                                         ----------     ----------   ----------
 TOTAL ASSETS                           $  135,973      $ 131,027    $ 137,284
                                        ===========     ==========   =========


 LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current portion of long-term debt    $       210    $       180   $    1,368
   obligations
  Accounts payable                          13,890         14,477       13,231
  Accrued liabilities                       14,836         14,053       16,251
                                         ----------     ----------   ----------
   Total Current Liabilities                28,936         28,710       30,850
                                         ----------     ----------   ----------


  Line of credit facility                   42,464         45,879       42,527
  Long-term debt obligations                 8,851          8,821       17,678
  Other long-term liabilities                1,424          1,334        1,147
                                         ----------     ----------   ----------
    Total Long-Term Liabilities             52,739         56,034       61,352
                                         ----------     ----------   ----------


  Common stock, $.10 par value
   25,000,000 shares authorized, 6,210,767,
   6,169,523 and 6,145,857 shares outstanding,
   respectively                                621            617          614
  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                                 -              -            -
  Capital in excess of par                  26,497         26,133       26,002
  Retained earnings                         27,180         19,533       18,466
                                         ----------     ----------   ----------

   Total Shareholders' Equity               54,298         46,283       45,082
                                         ----------     ----------   ----------

 TOTAL LIABILITIES AND                   $ 135,973      $ 131,027    $ 137,284
  SHAREHOLDERS' EQUITY                    =========      =========    =========

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)

                                                    Nine Months Ended

                                              September 30,  October 1,
                                                   1995         1994

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $      7,647     $  4,004
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                    2,125        2,853
    Increase in finance contracts receivable       (24,957)     (24,477)
    Proceeds from sales of finance contracts        22,241       23,082
    Cost of sales of finance contracts                 418          663
   Net changes in remaining working capital         (1,836)       8,353
    items
   Other                                               137          179
                                                 ----------   ----------
    Net cash provided by operating                   5,775       14,657
      activities                                 ----------   ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions,          (1,443)      (1,794)
   net
  Other assets                                         571          837
                                                 ----------   ----------
    Net cash used for investing activities            (872)        (957)
                                                 ----------   ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt obligations                60          217
  Increase in long-term liabilities                     90          349
  Repayments of credit facility                     (3,415)     (11,452)
  Proceeds from issuance of common stock               231            -
                                                 ----------   ----------
    Net cash used for financing activities          (3,034)     (10,886)
                                                 ----------   ----------

  Net increase in cash                               1,869        2,814
  Cash, beginning of period                          2,570        1,458
                                                 ----------   ----------

  Cash, end of period                         $      4,439      $ 4,272
                                                    =======      =======

 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                   $      4,583      $ 4,344
   Income Taxes                               $      2,326      $    41

      The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


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

        In the opinion of management, the information furnished for the three and nine month periods ended September 30, 1995 and October 1, 1994 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,298,163 and 6,170,295 for the three months ended September 30, 1995 and October 1, 1994, respectively, and 6,252,373 and 6,170,329 for the nine months ended September 30, 1995 and October 1, 1994, respectively.

NOTE 3 - INCOME TAXES

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, tax credits and net operating losses.

NOTE 4 - INVENTORIES

        If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                September 30,   December 31,
                                     1995           1994

 Raw materials and              $   3,711       $  3,711
 supplies
 Work-in process                    8,527         10,252
 Finished machines                 27,250         24,346
 and parts                     ----------     ----------

 Total current cost                39,488         38,309
 value
 Adjustment to LIFO               (16,857)       (16,857)
 basis                         ----------     ----------
                                $  22,631      $  21,452
                               ==========     ==========

NOTE 5 - CONTINGENCIES

     The Company has received notification from the City of West Bend, Wisconsin that it may have some financial responsibility with respect to the closure of a landfill site used by the City of West Bend from the mid-1960's through 1984. The amount of the Company's potential financial obligation, if any, is not presently determinable. The City of West Bend is currently taking remedial action with respect to the landfill site.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended October 1, 1994

  Net sales for the third quarter of 1995 of $36.9 million were $691,000, or 2%, lower than the $37.6 million in the comparable period of 1994. Gehl Agriculture sales decreased 15% to $19.9 million in the third quarter of 1995 from $23.3 million in the third quarter of 1994. This decrease reflects both the Company's overall strategy to further reduce equipment inventory at agricultural dealers and market conditions less favorable than in comparable 1994. Gehl Construction's net sales increased 19% to $17.0 million in the third quarter of 1995 from $14.3 million in the third quarter of 1994. This increase resulted from strong demand for the Company's products, primarily for skid steer loaders, rough-terrain telescoping boom forklifts and service parts.

   Gross profit decreased $531,000, or 5%, during the third quarter of 1995 versus the comparable period of 1994, primarily due to reduced sales, lower related production volume, and a change in the product mix of shipments.
Gross profit as a percent of net sales decreased to 29.1% for the third quarter of 1995 from 29.9% in the comparable period of 1994. Gross profit as a percent of net sales for Gehl Agriculture decreased to 26.6% in the third quarter of 1995 from 30.2% in the third quarter of 1994. The primary reasons for the lower percentage were: 1) the impact of a change in the mix of products shipped in the third quarter of 1995 versus products shipped in comparable 1994; 2) export sales, typically made at a lower gross margin than domestic sales, constituting a higher portion of third quarter sales in 1995 than in 1994; and 3) the impact of the lower shipment and related production levels at the agricultural equipment manufacturing plants resulting in an increase in unabsorbed overhead. The change in mix included a heavier emphasis on shipments of certain products where over the past twelve months vendor cost increases incurred by the Company exceeded the Company's price increases to its customers. Gross profit as a percent of net sales for Gehl Construction increased to 32.0% in the third quarter of 1995 from 29.5% in the third quarter of 1994. The primary reasons for the percentage improvement were: 1) the impact of a change in the mix of products shipped in the third quarter of 1995 versus products shipped in comparable 1994; 2) export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of third quarter sales in 1995 than in 1994; and 3) certain economies of scale associated with the increased level of production at the plants manufacturing construction equipment.

   Selling, general and administrative expenses increased $156,000, or 2%, during the third quarter of 1995 versus the comparable period of 1994. As a percent of net sales, selling, general and administrative expenses increased to 19.9% during the third quarter of 1995 versus 19.1% in the comparable period of 1994.

   Income from operations in the third quarter of 1995 was $3.4 million versus $4.1 million in the third quarter of 1994. The decrease was primarily due to reduced sales volume and the reduction in gross margin from 1994 levels.

   Interest expense decreased $263,000, or 16%, to $1.4 million in the third quarter of 1995 from $1.7 million in the third quarter of 1994. The decrease was the result of a decrease in average debt outstanding to $56.7 million in the third quarter of 1995 versus $65.2 million in the third quarter of 1994, combined with a decrease in the average rate of interest paid by the Company to 9.7% in the third quarter of 1995 from 10.0% in the comparable period of 1994. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable levels and increased shareholders' equity over the past twelve months. The rate decrease was due to the impact of a decrease in the mark-up over the prime rate on the Company's loans under its line of credit facility, which decrease was effective in October 1994, more than offsetting the increase in the average prime rate during the third quarter of 1995 versus the comparable period of 1994.

   Other expense, net was $177,000 of expense in the third quarter of 1995
versus $321,000 of expense in the comparable period of 1994.   The change was
due to a reduction in amortization expense and lower costs associated with sales of retail paper which were offset, in part, by a $44,000 reduction in Canadian foreign exchange income in the third quarter of 1995 versus the comparable period of 1994.

   Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to either its 1995 or 1994 third quarter pre-tax income due to the existence of net operating loss carryforwards.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended October 1,
1994

   Net sales for the first nine months of 1995 of $117.9 million were $4.1 million, or 4%, higher than the $113.8 million in the comparable period of 1994. Gehl Agriculture's net sales decreased 5% to $70.6 million in the first nine months of 1995 from $74.4 million in the first nine months of 1994. This decrease reflects the Company's overall strategy to further reduce equipment inventory at agricultural dealers and reflects 1995 market conditions less favorable than in comparable 1994. Gehl Construction's net sales increased 20% to $47.3 million in the first nine months of 1995 from $39.4 million in
the first nine months of 1994.   The sales increase was attributable to strong
demand for the Company's products in the residential and non-residential construction markets.

   Gross profit increased $299,000, or 1%, during the first nine months of 1995 versus the comparable period of 1994. Gross profit as a percent of net sales decreased to 28.9% for the first nine months of 1995 from 29.7% in the
comparable period of 1994.   Gross profit as a percent of net sales for Gehl
Agriculture decreased to 26.6% for the first nine months of 1995 from 30.1% in the comparable period of 1994. The primary reasons for the lower percentage were: 1) the impact of a change in the mix of products shipped in the first nine months of 1995 versus products shipped in comparable 1994; and 2) export sales, typically made at a lower gross margin than domestic sales, constituting a higher portion of shipments in the first nine months of 1995
than in comparable 1994.   The change in mix included a heavier emphasis on
shipments of certain products where over the past twelve months vendor cost increases incurred by the Company exceeded the Company's price increases to its customers. Gross profit as a percent of net sales for Gehl Construction increased to 32.3% in the first nine months of 1995 from 28.9% in the first nine months of 1994. The primary reasons for the percentage improvement were:
1) the impact of a change in the mix of products shipped in the first nine months of 1995 versus products shipped in comparable 1994; 2) export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of the first nine months sales in 1995 than in 1994; 3) the full impact of lowering the overall cost structure of Gehl Construction as a result of the first quarter 1994 transfer of paving products production to the Yankton, South Dakota plant from the Lithonia, Georgia plant, which was closed in January 1994; and 4) certain economies of scale associated with the increased level of production at the plants manufacturing construction equipment.

   Selling general and administrative expenses decreased $1,462,000, or 6%, during the first nine months of 1995 versus the comparable period of 1994. The decrease related primarily to reductions associated with allowance for doubtful accounts and product liability costs, offset, in part, by increased sales promotion costs. As a percent of net sales, selling, general and administrative expenses decreased to 19.3% for the first nine months of 1995 from 21.3% in the comparable period of 1994.

   Income from operations was $11.3 million during the first nine months of 1995 versus $9.5 million in the comparable period of 1994. The improvement was due primarily to a reduction in selling, general and administrative expenses from 1994 levels.

   Interest expense decreased $718,000, or 14%, to $4.6 million in the first nine months of 1995 from $5.3 million in the first nine months of 1994. The decrease was a result of a reduction in average debt outstanding to $59.8 million in the first nine months of 1995 versus $71.9 million in the comparable period of 1994 offset, in part, by an increase in the average rate of interest paid by the Company. The average rate of interest paid rose to 10.1% for the first nine months of 1995 from 9.6% in the first nine months of 1994, due to increases in the prime rate which serves as the base for the Company's interest rate under its line of credit facility. The rate increase was partially offset by the impact of a decrease in the mark-up over the prime rate on the Company's loans under its line of credit facility, which decrease was effective in October 1994.

     Other expense, net was $393,000 of expense in the first nine months of 1995 versus $1.4 million of expense in the comparable period of 1994. The decrease in expense resulted, in part, from the quarterly revaluation of certain previous sales of finance contracts made under variable interest rate arrangements. Revaluations performed at the end of each quarter of 1995 resulted in $73,000 of income in 1995 due to lower U.S. Treasury bill rates than at December 31, 1994. The quarterly revaluations performed during the first nine months of 1994 had resulted in $401,000 of expense. The decrease in other expense, net was also the result of a $244,000 reduction in costs of
selling finance contracts.   The remainder of the decrease in other expense,
net was the result of Canadian foreign exchange income of $121,000 recorded in the first nine months of 1995 versus Canadian foreign exchange losses of $17,000 occurring in the comparable period of 1994, and a reduction in amortization expense versus the comparable period of 1994.

     Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to the pre-tax income recorded in the first nine months of either 1995 or 1994 due to the existence of net operating loss carryforwards.

Financial Condition

   The Company's working capital was $78.8 million at September 30, 1995, as compared to $73.9 million at December 31, 1994, and $77.8 million at October 1, 1994. The Company's cash flow provided by operating activities in the first nine months of 1995 was $5.8 million versus $14.7 million provided by operating activities in comparable 1994. The third quarter 1995 cash flow provided by operations approximated 1994's third quarter of $9.1 million provided by operations. The 1995 nine month cash flow decreases from 1994 were due primarily to lower year-to-year reductions of accounts receivable, as the levels of accounts receivable have been reduced to more appropriate levels.

   Capital expenditures for property, plant and equipment during the first nine months of 1995 were approximately $1.4 million. Outstanding commitments as of September 30, 1995 totaled approximately $663,000. The Company expects to make approximately a total of $3.0 million of capital expenditures in 1995.

   As of September 30, 1995, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 9.3%. The Company had available unused borrowing capacity of $27.2 million, $19.2 million, and $24.7 million under the line of credit facility at September 30, 1995, December 31, 1994, and October 1, 1994, respectively. At September 30, 1995, December 31, 1994, and October 1, 1994, the borrowings outstanding under the line of credit facility were $42.5 million, $45.9 million, and $42.5 million, respectively. Total long-term debt outstanding was $51.5 million at September 30, 1995, a $10.1 million, or 16%, reduction from $61.6 million at October 1, 1994.

   The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At September 30, 1995, the Company serviced $56.1 million of such contracts, of which $47.9 million were owned by other parties. The Company believes that it has sufficient capacity to sell its finance contracts for the foreseeable future.

   Shareholders' equity at September 30, 1995 was $54.3 million. This was $9.2 million higher than the $45.1 million of shareholders' equity at October 1, 1994, due primarily to income earned from October 2, 1994 through September 30, 1995.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 27    Financial Data Schedule [EDGAR version only]

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GEHL COMPANY


Date:  October 26, 1995      By:  /s/ William D. Gehl
                             William D. Gehl
                             President and Chief
                             Executive Officer



Date:  October 26, 1995     By:  /s/ Kenneth F.  Kaplan
                            Kenneth F. Kaplan
                            Vice President of Finance and
                            Treasurer (Chief Financial
                            and Accounting Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                               September 30, 1995

                                 EXHIBIT INDEX


Exhibit
Number         Document Description


27        Financial Data Schedule [EDGAR version only]