Form 10-K405
period 1995-12-31
GEHL CO
filed 1996-03-06
CIK 856386

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549
                           -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from ___ to ___

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

     Aggregate market value of voting stock held by non-affiliates of the registrant: $42,143,230 at February 16, 1996.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 16, 1996:


               Class                       Shares Outstanding

      Common Stock, $.10 Par Value             6,140,872


                      DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 1995 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 1996 Annual Meeting of Shareholders
         (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                  GEHL COMPANY
                                _________________

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 1995
                                                                        Page
   Part I

   Item 1          Business . . . . . . . . . . . . .                      1

   Item 2          Properties  . . . . . . . . . . . . .                   7

   Item 3          Legal Proceedings   . . . . . . . . . .                 7

   Item 4          Submission of Matters to a Vote of Security Holders     7

                   Executive Officers of the Registrant  .                 8

   Part II

   Item 5          Market for Registrant's Common Equity and Related
                   Shareholder Matters   . . . . . . . .                  10

   Item 6          Selected Financial Data   . . . . . .                  10

   Item 7          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    10

   Item 8          Financial Statements and Supplementary Data            10

   Item 9          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                 10

   Part III

   Item 10         Directors and Executive Officers of the Registrant     11

   Item 11         Executive Compensation  . . . . . . .                  11

   Item 12         Security Ownership of Certain Beneficial Owners
                   and Management  . . . . . . . . . . .                  11

   Item 13         Certain Relationships and Related Transactions         11

   Part IV

   Item 14         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K   . . . . . . . .                  12

   Signatures. . . . . . . . . . . . . . . . . . . . . .                  13

                                      Part I

   Item 1.  Business

   Overview

     Gehl Company (the "Company" or "Gehl") designs, manufactures, distributes, sells and finances equipment used in the light construction equipment and the agricultural equipment industries. The Company's construction segment ("Gehl Construction") manufactures and markets skid steer loaders, rough-terrain telescopic forklifts, and asphalt pavers used by contractors, sub-contractors, owner operators and municipalities. The Company's agricultural segment ("Gehl Agriculture") has manufactured agricultural implements for 137 years, and today markets a broad range of equipment used primarily in the dairy and livestock industries, including haymaking, forage harvesting, materials handling (skid steer loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is currently the largest non-tractor agricultural equipment manufacturer in North America.

     Equipment for Gehl Construction is manufactured in two South Dakota facilities and equipment for Gehl Agriculture is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.


   Business Segments

     The Company operates in two business segments, construction and agriculture. The following table shows certain information relating to the Company's operations by industry segment:

                                       (dollars in thousands)

                                       Year ended December 31,
                              ----------------------------------------------

                              1993               1994           1995
                         -------------     ------------    --------------
                         Amount     %      Amount   %      Amount    %
   Net sales:
    Gehl
     Construction....    $ 43,287  31.5% $ 51,796   35.3%  $ 64,381  42.0%
    Gehl
      Agriculture....      93,931  68.5    94,824   64.7     89,071  58.0
                         -------- -----  --------   ----   --------  -----
         Total.......    $137,218  100%  $146,620   100%   $153,452  100%

   Income from
    operations:
    Gehl
     Construction....   $   1,830  24.9% $  8,542   65.9%  $ 13,164  96.7%
    Gehl
      Agriculture....       5,509  75.1     4,419   34.1        449   3.3
                         --------  -----  --------  ----   --------  ----
         Total.......   $  7,339  100%   $ 12,961   100%   $ 13,613  100%

     The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction and agriculture markets, see Note 12 of "Notes to Consolidated Financial Statements", included on Pages 22 and 23 of the Gehl Company 1995 Annual Report to Shareholders, which pages are incorporated by reference herein.

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

     2. Rough-Terrain Forklifts - Gehl markets five models of Dynalift [R] rough-terrain telescopic forklifts and one model of the Dyna-Handler [R], a rough-terrain telescopic forklift with digging capabilities. These forklifts are designed to handle heavy loads (up to 10,000 pounds) reaching horizontally and vertically for use by a variety of customers, including masons, roofers and building contractors.

     3. Asphalt Pavers - Four models of Power Box [R] pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

   Marketing and Distribution:

     The Company maintains a separate distribution system for Gehl Construction. The Company markets its equipment in North America through 113 independent dealers (with 210 outlets) and worldwide through 22 distributors. The top ten dealers and distributors in Gehl Construction accounted for approximately 17% of the Company's sales for the year ended December 31, 1995; however, no single dealer or distributor accounted for more than 4% of the Company's sales for that period. Sales of the skid steer loader and rough-terrain forklift product lines by Gehl Construction each accounted for more than 10% of the Company's net sales in 1993, 1994 and 1995.

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

   Industry and Competition:

          Gehl Construction's product lines face competition in each of their markets. In general, each line competes with a small group of from seven to twelve different companies. No one company competes directly with Gehl Construction across all of its product lines. In the compact asphalt paving equipment market niche Gehl serves, the Company believes it is first or second in terms of market share. In the rough-terrain telescopic forklift market, the Company believes it and four other competitors share at least 75% of the market among them. In the skid steer loader product market, three other companies share over 80% of the market. The Company believes that it shares a greater portion of the balance of the skid steer loader market than does any of its remaining competitors. The Company competes within the light construction equipment markets based primarily on price, quality, service and distribution.

     Gehl Construction's primary markets outside of North America are in Europe, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid steer loader market in Western Europe.


   Gehl Agriculture

   Products:

     Gehl Agriculture markets equipment in five product areas.

     1. Haymaking - Gehl's haymaking line includes a broad range of products used to harvest and process hay crops for livestock feed. The Company offers disc mowers, a wide range of pull-type disc and sickle mower conditioners, hay rakes and variable-chamber round balers.

     2. Forage Harvesting - The Company believes that it currently manufactures and sells one of the industry's most complete lines of forage harvesting equipment, including forage harvesters, wagons and blowers.

     3. Materials Handling - Gehl Agriculture's materials handling line consists of seven different models of skid steer loaders and the Dyna-Handler [R] forklift. The skid steer loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material.
              The Dyna-Handler [R] is a rough-terrain telescopic forklift with digging capabilities. The skid steer loader and Dyna-Handler [R] forklift are marketed by both Gehl Agriculture and Gehl Construction.

     4. Manure Handling - Gehl offers a broad range of manure spreaders, including the Scavenger [R] II. The Scavenger II [R] "V-Tank" side-discharge manure spreader incorporates a hydraulically controlled square tube auger which allows the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets four models of rear-discharge box spreaders.

     5. Feedmaking - The Company believes that it offers the broadest line of portable feedmaking equipment in the industry. Gehl Agriculture offers the Gehl Mix-All [R] line of grinder mixers and a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

   Marketing and Distribution:

     In North America, Gehl's agricultural equipment is sold through approximately 666 geographically dispersed dealers (with 725 outlets). Ninety-five of these dealers are located in Canada. Gehl Agriculture also markets products through 25 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

     It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl Agriculture is not dependent for its sales on any specific dealer or group of dealers. The top ten dealers and distributors in Gehl Agriculture accounted for approximately 7% of the Company's sales for the year ended December 31, 1995 and no one dealer or distributor accounted for over 1% of the Company's sales during that period. Sales of the skid steer loader product line by Gehl Agriculture accounted for more than 10% of the Company's net sales in 1993, 1994 and 1995.

     The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

     The Company employs district sales managers to assist its agricultural dealers by providing training, equipment demonstrations and assistance with sales, warranty and servicing matters. The Company currently operates three service parts distribution centers located in: Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company also contracts for two service parts distribution locations in Rockwood, Ontario and Saskatoon, Saskatchewan.

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

     Gehl Agriculture primarily serves the dairy and livestock industries. Compared to a more volatile period in the late 1980's through 1992, milk prices, cash income, land values, and the general economy were more favorable and stable for the dairy farmer in 1993 through 1995. These more favorable conditions and lower debt to equity ratios than generally experienced in most of the 1980's led to increased buying by farmers of agriculture equipment in 1993 and 1994. In 1995 industry market demand varied, with demand for the Company's products generally lower than in 1994.

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

     Gehl Agriculture's primary markets outside of North America are in Europe and the Pacific Rim and increasingly South and Central America. In these markets the Company competes with both agricultural manufacturers from the United States, some of which have manufacturing facilities in foreign countries, and foreign manufacturers. The Company does not believe, however, that it is presently a significant competitor in any of these foreign markets.

   Backlog

     The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 1995 was $47.5 million versus $60.2 million at December 31, 1994. Virtually all orders in the backlog at December 31, 1995 should be shipped in 1996. The decreased backlog at December 31, 1995 was due to similar percentage decreases in both Gehl Construction and Gehl Agriculture orders. Order backlog is lower in Gehl Construction due to a reduced rate of sales growth and in Gehl Agriculture due to reduced market demand.

     As the Company has increased its sales of Gehl Construction products, the Company has been successful in reducing the seasonality of its sales. However, some sales seasonality still remains, primarily in April through June, the Company's second fiscal quarter. The Company's first and fourth fiscal quarters in January through March and October through December, respectively, have traditionally been its weakest. Because the haymaking and forage equipment products are primarily retailed by the Company's dealers in the Spring, Summer, and early Fall, the Company's floor plan financed accounts receivable generally reach a seasonal peak in early Summer and a post-seasonal low in late Fall.

   Floor Plan and Retail Financing

   Floor Plan Financing:

     The Company, as is typical in the industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company's floor plan financing program are recorded by the Company as sales and the dealers' obligations to the Company are reflected as accounts receivable.

     The Company provides interest-free floor plan financing to its dealers, in Gehl Construction for varying periods of time generally up to nine months and in Gehl Agriculture generally for up to one year. Gehl dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at a rate of between 1.5% to 3.0% above the prime rate or on occasion provides interest-free extensions of up to six months upon payment by the dealer of curtailments generally between 10% to 20% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 90% of Gehl's accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

   Retail Financing:

     The Company also provides retail financing primarily to facilitate the sale of Gehl equipment to end users. Additionally, a number of Gehl dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company through Gehl Finance [R], the Company's finance division. Retail financing is provided in Canada by third parties at rates subsidized by the Company. The Company does not offer or sponsor retail financing outside of North America.

     The Company maintains arrangements with third parties pursuant to which the Company sells with recourse certain of the Company's finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 36 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 2 of "Notes to Consolidated Financial Statements," Page 18, and "Management's Discussion and Analysis," Page 13 of the Gehl Company 1995 Annual Report to Shareholders, which pages are incorporated by reference herein.

   Employees

     As of December 31, 1995, the Company had 842 employees, of which 534 were hourly employees and 308 were salaried employees. At the production facilities in West Bend, Wisconsin, one of four Gehl production facilities, 228 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires December 31, 1999. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-two years.

   Manufacturing
     The Company believes that its present manufacturing facilities are sufficient to provide adequate capacity for its operations in 1996.

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

     In addition to the equipment it manufacturers, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's sales in 1995.

   Research and Development

     The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvement to existing products. Products obtained through acquisition have generally undergone redesign by the Company to enhance their marketability. This redesign was in some cases major.

     The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $1.4 million, $1.2 million and $1.0 million on research and development for the years ended December 31, 1995, 1994 and 1993, respectively.

   Patents and Trademarks

     The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl[R] name and the group of patents relating to the Scavenger II[R] manure spreader, the business of the Company is not dependent on any single patent or trademark or group of patents or trademarks.

   Export Sales

     Information regarding the Company's export sales is included in Note 12 of "Notes to Consolidated Financial Statements," Page 23, of the Gehl Company 1995 Annual Report to Shareholders, which page is incorporated by reference herein.

   Item 2.  Properties

     The following table sets forth certain information as of December 31, 1995, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 12, of the Gehl Company 1995 Annual Report to Shareholders, which page is incorporated by reference herein.

                       Approximate
                       Floor Area
                       in Square     Owned or
                       Feet          Leased(1) Principal Uses


   West Bend, WI       450,000       Owned     General offices and
                                               engineering,research and
                                               development and manufacture of
                                               products for Gehl Agriculture

   West Bend, WI        19,000       Leased    Manufacture of products for
                                               Gehl Agriculture

   Madison, SD         110,000       Owned     Manufacture of skid steer
                                               loaders for Gehl Construction
                                               and Gehl Agriculture

   Lebanon, PA         170,000       Owned(2)  Manufacture of products for
                                               Gehl Agriculture

   Yankton, SD          68,000       Owned     Manufacture of products for
                                               Gehl Construction

   (1) For information regarding collateral pledges and the Company's lease commitments and options, see Notes 5 and 10 of "Notes to Consolidated Financial Statements", included on Pages 18, 19, and 22, of the Gehl Company 1995 Annual Report to Shareholders, which pages are incorporated by reference herein.
   (2) This facility is financed with the proceeds from the sale of industrial development bonds maturing in 2010.

     The Company also operates three service parts centers located in:
     Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company leases these facilities, except for the Minneapolis center which is owned.

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

   Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

   Executive Officers of the Registrant.

     Set forth below is certain information concerning the executive officers of the Company as of March 1, 1996:


   Name, Age and Position                   Business Experience

   William D. Gehl, 49,                     Mr. Gehl has served as
     President, Chief Executive             President and Chief Executive
     Officer and Director                   Officer of the Company since
                                            November, 1992 and has served as a
                                            director of the Company since
                                            1987.  From January, 1990 until
                                            joining the Company, Mr. Gehl
                                            served as Executive Vice
                                            President, Chief Operating
                                            Officer, General Counsel and
                                            Secretary of The Ziegler
                                            Companies, Inc. (a financial
                                            services holding company).  Mr.
                                            Gehl held various senior
                                            management positions with The
                                            Ziegler Companies from 1978 to
                                            1990.

   Victor A. Mancinelli, 52,                Mr. Mancinelli has served as
     Executive Vice President and           Executive Vice President and Chief
     Chief Operating Officer                Operating Officer of the Company
                                            since November, 1992.  From 1990
                                            to 1992, Mr. Mancinelli served as
                                            Group Vice President of W. H.
                                            Brady Co.  From 1987 to 1990,
                                            Mr.Mancinelli served as President
                                            and Chief Operating Officer of
                                            Syracuse China Corp., a subsidiary
                                            of Canadian Pacific Ltd. Prior to
                                            1987, Mr. Mancinelli served in a
                                            variety of management positions
                                            with Cummins Engine Company, Inc.


   John W. Gehl, 54,                        Mr. Gehl has served as Vice
     Vice President, International          President, International of the
                                            Company since 1992.  Mr. Gehl
                                            joined the Company in 1962 and has
                                            served as a Vice President of the
                                            Company since 1977 and in a
                                            variety of positions in marketing,
                                            manufacturing and strategic
                                            planning.  Mr. Gehl has been a
                                            director of the Company since
                                            1974.


   Kenneth F. Kaplan, 50,                   Mr. Kaplan joined the Company
     Vice President of Finance              as Corporate Controller in
                                            September, 1985, was
                                            elected Treasurer of the Company
                                            in April, 1986 and was elected
                                            Vice President of Finance and
                                            Treasurer in December, 1987.

   Michael J. Mulcahy, 49,                  Mr. Mulcahy has served as
     Vice President, Secretary              General Counsel of the Company
     and General Counsel                    since 1974 and became Secretary in
                                            1977 and a Vice President in 1986.
                                            Mr. Mulcahy has also served, since
                                            1988, as President of Equipco
                                            Insurance Company, Ltd., which
                                            provides liability insurance
                                            coverage for equipment
                                            manufacturers, including the
                                            Company.

   Richard J. Semler, 56,                   Mr. Semler joined the Company in
     Vice President of                      May, 1960 and has served in his
     Data Systems                           current position with the Company
                                            since January, 1977.

   Kenneth P. Hahn, 38,                     Mr. Hahn has served in his current
     Corporate Controller                   position since joining the Company
                                            in April, 1988.  Mr. Hahn was
                                            elected as an executive officer of
                                            the Company in April, 1994.



     All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The 1996 Annual Meeting of Shareholders is currently scheduled for April 25, 1996. The Company has employment agreements with William D. Gehl, pursuant to which he is to serve as President and Chief Executive Officer of the Company through the expiration of the agreement on December 31, 1998, and Victor A. Mancinelli, pursuant to which he is to serve as Executive Vice President and Chief Operating Officer of the Company through the expiration of the agreement on September 30, 1998.

                                    PART II

   Item 5.  Market for Registrant's Common Equity and Related
   Shareholder Matters.

     Information required by this item is included on Page 25 of the Gehl Company 1995 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

   Item 6.  Selected Financial Data.

     Information required by this item is included on Page 24 of the Gehl Company 1995 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Information required by this item is included on Pages 9 through 13 of the Gehl Company 1995 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data.

     Information required by this item is included on Page 8 and Pages 14 through 23 of the Gehl Company 1995 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

                                    PART III

   Item 10.  Directors and Executive Officers of the
          Registrant

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders ("Proxy Statement")<F1>. Information with respect to executive officers of the Company appears at the end of Part I, Pages 8 through 9 of this Annual Report on Form 10-K.

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

   Item 13.  Certain Relationships and Related Transactions.

     Pursuant to Instruction G, the information required by this item is hereby incorporated by reference from the caption "Executive Compensation - Summary Compensation Information" set forth in the Proxy Statement.

   <F1>
   The Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

                                   PART IV

   Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

          (a) 1 and 2. Financial statements and financial statement schedule.

               Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 14 hereof.

               3.  Exhibits.

               Reference is made to the separate exhibit index contained on Pages 17 through 19 hereof.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEHL COMPANY

   Date:  March 6, 1996       By /s/ William D. Gehl
                              William D. Gehl,
                              President and Chief
                              Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                    Date
     ---------                      -----                    ----

   /s/ William D. Gehl             President, Chief          March 6, 1996
   William D. Gehl                 Executive Officer and
                                   Director (Principal
                                   Executive Officer)

   /s/ Kenneth F. Kaplan           Vice President of         March 6, 1996
   Kenneth F. Kaplan               Finance and Treasurer
                                   (Principal Financial
                                   and Accounting Officer)


   /s/ Fred M. Butler              Director                  March 6, 1996
   Fred M. Butler

   /s/ John W. Findley             Director                  March 6, 1996
   John W. Findley

   /s/ John W. Gehl                Director                  March 6, 1996
   John W. Gehl

   /s/ Arthur W. Nesbitt           Director                  March 6, 1996
   Arthur W. Nesbitt

   /s/ Roger E. Secrist            Director                  March 6, 1996
   Roger E. Secrist

   /s/ John W. Splude              Director                  March 6, 1996
   John W. Splude

                         GEHL COMPANY

                INDEX TO FINANCIAL STATEMENTS AND

                 FINANCIAL STATEMENT SCHEDULES


                                                                  Page(s) in
                                                                Annual Report*

             The following documents are filed as
             part of this report:
             (1) Financial Statements:
                 Report of Independent Accountants                      8
                 Consolidated Balance Sheets at
                  December 31, 1995 and 1994                           14
                 Consolidated Statements of Income
                  for the three years ended
                  December 31, 1995                                    15
                 Consolidated Statements of
                  Shareholders' Equity for the
                  three years ended December 31, 1995                  15
                 Consolidated Statements of Cash
                  Flows for the three years ended
                  December 31, 1995                                    16
                 Notes to Consolidated Financial
                  Statements                                        17-23

   * Incorporated by reference from the indicated pages of the Gehl Company 1995 Annual Report to Shareholders.

                                                                    Page in
                                                                   Form 10-K

             (2) Financial Statement Schedule:
                 Report of Independent Accountants
                  on Financial Statement Schedule                      15
                 For the three years ended
                  December 31, 1995 --
                   Schedule II - Valuation and Qualifying Accounts     16


   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


   To the Board of Directors of Gehl Company

   Our audits of the consolidated financial statements referred to in our report dated February 12, 1996 appearing on page 8 of the 1995 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


   PRICE WATERHOUSE LLP
   Milwaukee, Wisconsin
   February 12, 1996

                          GEHL COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands)

                                           Additions

                               Balance  Charged
                                 at     to Costs  Charged              Balance
                              Beginning   and     to Other             at End
Period        Description      of Year  Expenses  Accounts Deductions  of Year

Year Ended
December 31,  Return
       1993   & Allowances      $ 115     $ -      $ -      $ -         $  115

              Allowance for
              Doubtful
              Accounts-Trade
              Receivables         927      1,473     -        557        1,843

              Volume
              Discounts         2,636      2,117     -      2,645        2,108
                                -----      -----    ----    -----       ------
              Total            $3,678     $3,590   $ -     $3,202       $4,066
                               ======     ======    ====   ======       ======

              Allowances for
              Doubtful
              Accounts-Retail
              Contracts        $  432     $  599   $ -     $  381       $  650
                               ======     ======    ====   ======       ======

              Inventory
              Obsolescence
              Reserve          $3,276     $1,215   $ -     $  610       $3,881
                               ======     ======    ====   ======       ======
              Income Tax
              Valuation
              Allowance        $   -      $7,096   $ -     $ -          $7,096
                               ======     ======   =====   ======       ======

Year Ended
December 31,
     1994
              Return &
              Allowances       $  115     $ -      $ -     $ -          $  115

              Allowance for
              Doubtful
              Accounts-Trade
              Receivables       1,843      (888)     -       316           639

              Volume
              Discounts         2,108     2,200       -    2,318         1,990

              Product
              Discontinuance        -     1,600       -        -         1,600
                               ------    ------     ----   -----        ------
              Total            $4,066    $2,912     $ -   $2,634        $4,344
                               ======    ======     ====  ======        ======

              Allowances for
              Doubtful
              Accounts-Retail
              Contracts        $  650    $  424     $ -   $  570        $  504
                               ======    ======     ====   =====        ======
              Inventory
              Obsolescence
              Reserve          $3,881    $1,523     $ -   $1,352        $4,052
                               ======    ======     ====  ======        ======

              Income Tax
              Valuation
              Allowance        $7,096    $ -        $ -   $1,409        $5,687
                               ======    ======     ====  ======        ======

Year Ended
December 31,
       1995
              Return &
              Allowances       $ 115     $ -        $ -   $ -           $  115

              Allowance for
              Doubtful
              Accounts-Trade
              Receivables        639       165        -      52            752

              Volume
              Discounts        1,990     2,026        -   2,213          1,803

              Product
              Discontinuance   1,600         -        -     265          1,335
                              ------    ------      ----   -----         ------
              Total           $4,344    $2,191      $ -   $2,530        $4,005
                              ======    ======      ====  ======        ======

              Allowances for
              Doubtful
              Accounts-Retail
              Contracts       $  504    $  428      $ -   $  365        $  567
                              ======    ======      ====  ======        ======

              Inventory
              Obsolescence
              Reserve         $4,052    $  502      $ -   $1,777        $2,777
                              ======    ======      ====  ======        ======

              Income Tax
              Valuation
              Allowance       $5,687    $    -      $ -    $3,038       $2,649
                              ======    ======      ====    ======       ======

                                     GEHL COMPANY
                                  INDEX TO EXHIBITS

   Exhibit Number                Document Description
   --------------                --------------------

   (3.1) Restated Articles of Incorporation of Gehl Company [Incorporated by reference to Exhibit
                                 3.1 to the Company's Form S-1 Registration
                                 Statement (Reg. No. 33-31571)]

   (3.2)                         Amendment to Gehl Company By-laws, dated
                                 February 23, 1996

   (3.3)                         By-laws of Gehl Company, as amended

   (4.1) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995

   (4.2) Common Stock Purchase Warrant, dated as of March 5, 1993, from Gehl Company to State of Wisconsin Investment Board [Incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992]

   (4.3) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

   (4.4) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit
                                 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

   (4.5) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to
                                 Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

  (4.6) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

   (10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. J.W. Gehl, Hahn, Kaplan, Mulcahy and Semler [Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)].

   (10.2)* Employment Agreement between Gehl Company and William D. Gehl, dated as of July 1, 1995

   (10.3)*                       Employment Agreement by and between Victor A.
                                 Mancinelli and Gehl Company, dated as of October 1, 1995

   (10.4)* Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company

   (10.5)* Supplemental Retirement Benefit Agreement by and between Victor A. Mancinelli and Gehl Company

   (10.6)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan

   (10.7)* Gehl Savings Plan, as amended [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

   (10.8)* Gehl Company Retirement Income Plan "B", as amended [Incorporated by reference to Exhibit
                                 10.7 to the Company's Annual Report on Form
                                 10-K for the year ended December 31, 1994]

   (10.9)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to
                                 Exhibit 4.1 to the Company's Form S-8
                                 Registration Statement (Reg. No. 33-38392)]

   (10.10)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to
                                 Exhibit 4.2 to the Company's Form S-8
                                 Registration Statement (Reg. No. 33-38392)]

   (10.11)*                      Gehl Company 1995 Stock Option Plan

   (10.12)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan.

   (10.13)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan.

   (10.14) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement
                                 (Reg. No. 33-31571)]

   (10.15) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit
                                 10.16 to the Company's Form S-1 Registration
                                 Statement (Reg. No. 33-31571)]

   (10.16) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit
                                 10.17 to the Company's Form S-1 Registration
                                 Statement (Reg. No. 33-31571)]

   (13) Portions of the Gehl Company 1995 Annual Report to Shareholders that are incorporated by reference herein

   (21) Subsidiaries of Gehl Company [Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

   (23)                          Consent of Price Waterhouse LLP

   (27)                          Financial Data Schedule

   (99) Proxy Statement for 1996 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1996 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report or Form 10-K)


   __________________

   * A management contract or compensatory plan or arrangement.