Form 10-Q
period 1996-03-30
GEHL CO
filed 1996-04-24
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 1996

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

                    Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at March 30, 1996

  Common Stock, $.10 Par Value                         6,142,372

                                  GEHL COMPANY

                                   FORM 10-Q

                                 March 30, 1996

                                  REPORT INDEX


                                                               Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three-Month Periods Ended March 30, 1996 and
       April 1, 1995  . . . . . . . . . . . . . . . . . .          3

     Condensed Consolidated Balance Sheets at March 30, 1996,
       December 31, 1995, and April 1, 1995 . . . . . . .          4

     Condensed Consolidated Statements of Cash Flows for the
       Three-Month Periods Ended March 30, 1996 and
       April 1, 1995  . . . . . . . . . . . . . . . . . .          5

     Notes to Condensed Consolidated Financial Statements          6

     Management's Discussion and Analysis of Results of
       Operations and Financial Condition . . . . . . . .          8


PART II. - OTHER INFORMATION:


     Item 6.  Exhibits and Reports on Form 8-K  . . . . .         10

SIGNATURES            . . . . . . . . . . . . . . . . . .         10

                         PART I - FINANCIAL INFORMATION

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                            Three Months Ended

                                           March 30,    April 1,
                                              1996         1995
 NET SALES                                  $ 39,165   $ 38,268
   Cost of goods sold                         28,149     27,588
                                            --------   --------

 GROSS PROFIT                                 11,016     10,680
   Selling, general and
    administrative expenses                    8,033      7,622
                                            --------  ---------

 INCOME FROM OPERATIONS                        2,983      3,058

   Interest expense                           (1,041)    (1,516)
   Interest income                               409        463
   Other expense, net                            (52)      (167)
                                           ---------  ---------

 INCOME BEFORE INCOME TAXES                    2,299      1,838
   Income tax provision                          403         25
                                           ---------  ---------

 NET INCOME                                 $  1,896  $   1,813
                                            ========    =======

 EARNINGS PER SHARE                         $   .31     $   .29

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                      March 30,    December 31,     April 1,
                                         1996            1995         1995
                                     (Unaudited)                  (Unaudited)
ASSETS
  Cash                                 $     3,740   $    3,266    $    4,107
  Accounts receivable-net                   71,951       69,087        78,372
  Finance contracts receivable-net           7,214        4,817         5,190
  Inventories                               22,856       23,320        22,898
  Prepaid expenses and other assets          1,401        1,676         2,590
                                         ---------     ---------     ---------
   Total Current Assets                    107,162       102,166      113,157
                                         ---------     ---------    ---------
  Property, plant and equipment-net         20,438       20,315        20,036
  Finance contracts receivable-net, non-
   current                                   4,228        2,899         3,081
  Other assets                               8,337        8,118         5,643
                                        ----------     --------     ---------
 TOTAL ASSETS                           $  140,165    $ 133,498     $ 141,917
                                        ==========    ==========    ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt
    obligations                         $      167    $     197     $     179
  Accounts payable                          14,191       14,083        14,377
  Accrued liabilities                       16,126       15,281        14,153
                                         ---------     ---------     ---------

   Total Current Liabilities                30,484       29,561        28,709
                                         ---------     ---------     ---------


  Line of credit facility                   42,365       37,848        54,988
  Long-term debt obligations                 8,785        8,818         8,766
  Other long-term liabilities                1,485        1,592         1,306
                                          ---------    ---------     ---------
   Total Long-Term Liabilities              52,635       48,258        65,060
                                          ---------    ---------     ---------

  Common stock, $.10 par value,
   25,000,000 shares authorized,
    6,218,765, 6,216,765 and
    6,171,189 shares issued,
    respectively                               622          622           617

  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                                 -           -             -
  Capital in excess of par                  26,586       26,580        26,185
  Retained earnings                         30,373       28,477        21,346
                                         ---------     ---------     ---------
                                            57,581       55,679        48,148
  Less: Treasury stock (76,393 shares-
   at March 30, 1996) at cost                 (535)           -             -
                                         ---------     ---------     ---------
   Total Shareholders' Equity               57,046       55,679        48,148
                                         ---------     ---------     ---------
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $ 140,165    $ 133,498     $ 141,917
                                         ==========   ==========    ==========

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)

                                                      Three Months Ended
                                                    March 30,        April 1,
                                                       1996             1995

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    1,896      $    1,813
  Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
   Depreciation and amortization                          675             718
   Increase in finance contracts receivable            (8,765)         (7,692)
   Proceeds from sales of finance contracts             5,028           4,889
   Cost of sales of finance contracts                      11             123
   Net changes in remaining working capital items      (2,087)         (7,311)
   Other                                                    -              50
                                                     ---------       ---------
    Net cash (used for) provided by operating
      activities                                       (3,242)         (7,410)
                                                     ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net           (760)           (234)
  Other assets                                            505             155
                                                     ---------       ---------
    Net cash (used for) provided by investing
     activities                                          (255)            (79)
                                                     ---------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt obligations                  (63)            (55)
  Increase (decrease) in long-term liabilities             46             (28)
  Proceeds from line of credit facility                 4,517           9,109
  Treasury stock purchase                                (535)              -
  Proceeds from issuance of common stock                    6               -
                                                     ---------       ---------
    Net cash provided by financing activities           3,971           9,026
                                                     ---------       ---------

  Net increase in cash                                    474           1,537
  Cash, beginning of period                             3,266           2,570
                                                     ---------       ---------

  Cash, end of period                              $    3,740      $    4,107
                                                   ===========     ===========

 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                        $    1,007      $    1,393
   Income Taxes                                    $      299      $      939

      The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 1996
                                   (Unaudited)

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

         In the opinion of management, the information furnished for the three-month periods ended March 30, 1996 and April 1, 1995 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the three months ended March 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,203,045 and 6,202,996 for the three months ended March 30, 1996 and April 1, 1995, respectively.

NOTE 3 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits.


NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                March 30,       December 31,      April 1,
                                  1996              1995            1995
                                ---------       ------------      ---------

 Raw materials and supplies     $ 3,898           $ 4,151        $ 3,803
 Work in process                  9,292             9,893          9,830
 Finished machines and parts     28,539            28,149         26,122
                                -------            ------        -------
 Total current cost value        41,729            42,193         39,755
 Adustment to LIFO basis        (18,873)          (18,873)       (16,857)
                                -------         ---------       --------
                                $22,856           $23,320        $22,898
                               ========         =========      =========


NOTE 5 - CONTINGENCIES

     The Company has received notification from the City of West Bend, Wisconsin that it may have some financial responsibility with respect to the closure of a landfill site operated by the City of West Bend from the mid-1960's through 1984. The amount of the Company's potential financial obligation, if any, is not presently determinable. The City of West Bend is currently taking remedial action with respect to the landfill site.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended March 30, 1996 Compared to Three Months Ended April 1, 1995

     Net sales for the first quarter of 1996 of $39.2 million were $897,000, or 2%, higher than the $38.3 million in the comparable period of 1995. Gehl Construction's net sales increased 22% to $17.1 million in the first quarter of 1996 from $14.0 million in the first quarter of 1995. The Gehl Construction increase resulted from increased demand for the Company's products, particularly rough-terrain telescopic forklifts and skid steer loaders. Gehl Agriculture sales decreased 9% to $22.1 million in the first quarter of 1996 from $24.3 million in the first quarter of 1995. The decrease was due in part to no new product introductions in the first quarter of 1996, contrasted with the 1995 first quarter introduction of two redesigned product lines. The decrease was also due in part to 1995's first quarter containing approximately $1 million of sales of products which have since been discontinued.

     Gross profit increased $336,000, or 3%, during the first quarter of 1996 versus the comparable period of 1995, due primarily to increased sales volume. Gross profit as a percent of net sales increased slightly to 28.1% for the first quarter of 1996 from 27.9% in the comparable period of 1995. The shift in product mix of sales to Gehl Construction resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 32.0% in the first quarter of 1996 from 32.4% in the first quarter of 1995. Gross profit as a percent of net sales for Gehl Agriculture decreased to 24.4% in the first quarter of 1996 from 25.3% for the first quarter of 1995. The primary reason for the lower Gehl Agriculture percentage was increased unit costs due to lower overhead absorption associated with reduced levels of production.

     Selling, general and administrative expenses increased $411,000, or 5%, during the first quarter of 1996 versus the comparable period of 1995. As a percent of net sales, selling, general and administrative expenses increased to 20.5% during the first quarter of 1996 versus 19.9% in the comparable period of 1995. Greater investment in research and development and in selling expenses accounted for the percentage increase.

     Income from operations in the first quarter of 1996 of $3.0 million was 2% lower than the $3.1 million for the first quarter of 1995.

     Interest expense decreased $475,000, or 31%, to $1.0 million in the first quarter of 1996 from $1.5 million in the first quarter of 1995. The decrease was a result of a reduction in average debt outstanding to $50.0 million in the first quarter of 1996 versus $59.6 million in the first quarter of 1995, combined with a decrease in the average rate of interest paid by the Company to 8.1% in the first quarter of 1996 from 9.8% in the comparable period of 1995. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable levels and increased shareholders' equity over the past twelve months. The rate decrease was due to the impact of a reduced interest rate structure negotiated by the Company in conjunction with the December 1, 1995 amendment to its line of credit facility.

     Other expense, net was $52,000 in the first quarter of 1996 versus $167,000 in the first quarter of 1995. The reduction was primarily due to lower costs of selling finance contracts receivable in the first quarter of 1996 versus the comparable period of 1995. The reduction in the costs of such sales was primarily the result of lower yields negotiated by the Company with the third party purchasers.

     The Company's effective income tax rate was 17.5% for the first quarter of 1996. Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to its 1995 first quarter operating income due to the existence of net operating loss carryforwards. The Company has now utilized substantially all of its federal net operating loss carryforwards.

Financial Condition

     The Company's working capital was $76.7 million at March 30, 1996, as compared to $72.6 million at December 31, 1995, and $84.4 million at April 1, 1995. The increase since December 31, 1995 resulted primarily from seasonal increases in accounts receivable and finance contracts receivables. The decrease from April 1, 1995 was due primarily to a reduction in accounts receivable.

     The Company's first quarter 1996 cash flow used for operating activities was $3.2 million versus $7.4 million used for operating activities in comparable 1995. The first quarter cash flow from operating activities is normally negative due to seasonal increases in accounts receivables and inventories.

     Capital expenditures for property, plant and equipment during the first quarter of 1996 were approximately $760,000. Outstanding commitments as of March 30, 1996 totaled approximately $468,000. The Company plans to make approximately $4.0 million of capital expenditures during 1996.

     As of March 30, 1996, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.5%. The Company had available unused borrowing capacity of $28.9 million, $27.4 million and $18.0 million under the line of credit facility at March 30, 1996, December 31, 1995, and April 1, 1995, respectively. At March 30, 1996, December 31, 1995, and April 1, 1995, the borrowings outstanding under the line of credit facility were $42.4 million, $37.8 million and $55.0 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At March 30, 1996, Gehl serviced $56.2 million of such contracts, of which $44.2 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

     Shareholders' equity at March 30, 1996 was $57.0 million. This was $8.9 million higher than the $48.1 million of shareholders' equity at April 1, 1995, due primarily to income earned from April 2, 1995 through March 30, 1996.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

           3.1 Amendment to Gehl Company By-laws, dated February 23, 1996 [Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

           3.2 By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

          27   Financial Data Schedule [EDGAR version only]



     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GEHL COMPANY


Date:  April 24, 1996                          By:  /s/ William D. Gehl
                                                    William D. Gehl
                                                    President and Chief
                                                    Executive Officer



Date:  April 24, 1996                          By:  /s/ Kenneth F. Kaplan
                                                    Kenneth F. Kaplan
                                                    Vice President of Finance
                                                    and Treasurer (Chief
                                                    Financial and Accounting
                                                    Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                 March 30, 1996

                                 EXHIBIT INDEX


Exhibit
Number         Document Description


3.1 Amendment to Gehl Company By-laws, dated February 23, 1996 [Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

3.2       By-laws of Gehl Company, as amended [Incorporated by reference to
          Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

27        Financial Data Schedule [EDGAR version only]