Form 10-Q
period 1996-06-29
GEHL CO
filed 1996-07-26
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 1996

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at June 29, 1996
Common Stock, $.10 Par Value                                 6,143,289

                                  GEHL COMPANY

                                   FORM 10-Q

                                  June 29, 1996

                                  REPORT INDEX


                                                                   Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Six-Month Periods Ended June 29, 1996
       and July 1, 1995 . . . . . . . . . . . . . . . . .             3

     Condensed Consolidated Balance Sheets at June 29, 1996,
       December 31, 1995, and July 1, 1995  . . . . . . .             4


     Condensed Consolidated Statements of Cash Flows for the
       Six-Month Periods Ended June 29, 1996 and
       July 1, 1995                                                   5

     Notes to Condensed Consolidated Financial Statements             6

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition   . . . . . . . . . . .             8


PART II. - OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders    11

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .            11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)
                                        Three                 Six
                                     Months Ended         Months Ended

                                 June 29,  July 1,    June 29,   July 1,
                                  1996      1995       1996      1995
 NET SALES                     $ 44,474  $ 42,730   $ 83,639   $ 80,998
   Cost of goods sold            31,122    30,033     59,271     57,621
                                -------  --------   --------   --------
 GROSS PROFIT                    13,352    12,697     24,368     23,377
   Selling, general and
    administrative expenses       8,608     7,837     16,641     15,459
                                -------  --------   --------   --------
 INCOME FROM OPERATIONS           4,744     4,860      7,727      7,918

   Interest expense              (1,056)   (1,672)    (2,097)    (3,188)
   Interest income                  399       477        808        947
   Other expense, net              (409)      (42)      (461)      (216)
                                --------- --------  ---------  ---------
 INCOME BEFORE INCOME TAXES       3,678     3,623      5,977      5,461
   Income tax provision             745        25      1,148         50
                                --------- --------  ---------  ---------
 NET INCOME                    $   2,933  $ 3,598  $   4,829    $ 5,411
                                ========= ========  =========  =========

 EARNINGS PER SHARE            $    .47    $  .58   $     .78   $   .87

       The accompanying notes are an integral part of the financial statements

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                        June 29,    December 31,     July 1,
                                           1996           1995         1995
                                       (Unaudited)                 (Unaudited)
ASSETS
  Cash                                 $    5,255    $    3,266    $    5,542
  Accounts receivable-net                  70,891        69,087        78,373
  Finance contracts receivable-net          7,842         4,817         6,229
  Inventories                              18,791        23,320        21,678
  Prepaid expenses and other assets         1,347         1,676         3,541
                                       ----------    ----------    ----------
   Total Current Assets                   104,126       102,166       115,363
                                       ----------    ----------    ----------
  Property, plant and equipment-net        20,620        20,315        19,877
  Finance contracts receivable-net,
   non-current                              4,604         2,899         3,665
  Other assets                              8,387         8,118         5,570
                                       ----------    ----------    ----------
TOTAL ASSETS                           $  137,737    $  133,498    $  144,475
                                       ==========    ==========    ==========
 LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current portion of long-term debt
   obligations                         $      191    $     197     $      173
  Accounts payable                         13,192       14,083         14,875
  Accrued liabilities                      17,865       15,281         14,938
                                       ----------    ---------     ----------
   Total Current Liabilities               31,248       29,561         29,986
                                       ----------    ---------     ----------
  Line of credit facility                  36,102       37,848         52,529
  Long-term debt obligations                8,832        8,818          8,724
  Other long-term liabilities               1,574        1,592          1,393
                                       ----------    ---------     ----------
   Total Long-Term Liabilities             46,508       48,258         62,646
                                       ----------    ---------     ----------
  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,143,289, 6,216,765 and 6,181,518
   shares outstanding, respectively           614          622           618

  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                                -            -             -
  Capital in excess of par                 26,061       26,580        26,281
  Retained earnings                        33,306       28,477        24,944
                                       ----------    ---------     ---------
   Total Shareholders' Equity              59,981       55,679        51,843
                                       ----------    ---------     ---------
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $ 137,737    $ 133,498     $ 144,475
                                       ==========    =========     =========

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)

                                                    Six Months
                                                      Ended
                                              June 29,    July 1,
                                               1996        1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $   4,829  $  5,411
  Adjustments to reconcile net income to
   net cash (used for) provided by operating
   activities:
   Depreciation and amortization                  1,346     1,412
   Increase in finance contracts receivable     (20,038)  (17,906)
   Proceeds from sales of finance contracts      14,651    13,152
   Cost of sales of finance contracts               408       199
   Net changes in remaining working capital
   items                                          3,679    (5,660)
   Other                                              -        91
                                              ---------   --------
   Net cash provided by (used for)
     operating activities                         4,875    (3,301)
                                              ---------   --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions,
   net                                          (1,579)      (709)
  Other assets                                     670        312
                                              ---------   --------
    Net cash used for investing activities        (909)      (397)
                                              ---------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term debt
   obligations                                        8       (97)
  Increase (decrease) in long-term
   liabilities                                      288        59
  (Repayments of) proceeds from credit
   facility                                      (1,746)    6,650
  Treasury stock repurchase                        (535)        -
  Proceeds from issuance of common stock              8        58
                                               ---------  --------
  Net cash (used for) provided by
   financing activities                          (1,977)    6,670
                                               ---------  --------
  Net increase in cash                            1,989     2,972
  Cash, beginning of period                       3,266     2,570
                                              ----------  --------
  Cash, end of period                          $  5,255   $  5,542
                                              ==========  ========
 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                   $  2,081   $  3,059

   Income Taxes                               $  1,122   $  1,704


    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 1996
                                  (Unaudited)
NOTE 1 - BASIS OF PRESENTATION

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

         In the opinion of management, the information furnished for the three and six month periods ended June 29, 1996 and July 1, 1995 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,228,153 and 6,255,959 for the three months ended June 29, 1996 and July 1, 1995, respectively, and 6,215,599 and 6,229,478 for the six months ended June 29, 1996 and July 1, 1995, respectively.

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


NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                    June 29,      December 31,      July 1,
                                      1996            1995            1995
                                   ---------      ------------     ---------
 Raw materials and
 supplies                            $ 3,713           $ 4,151       $ 3,516
 Work-in-process                       7,907             9,893         8,658
 Finished machines and
 parts                                26,044            28,149        26,361
                                   ---------      -------------    ---------
 Total current cost value             37,664            42,193        38,535
 Adjustments to LIFO basis           (18,873)          (18,873)      (16,857)
                                   ----------     -------------    ----------
                                    $ 18,791          $ 23,320      $ 21,678
                                   ==========     =============    ==========
NOTE 5 - CONTINGENCIES

         The Company has received notification from the City of West Bend, Wisconsin that it may have some financial responsibility with respect to the closure of a landfill site used by the City of West Bend from the mid-1960's through 1984. The Company currently believes that its potential financial obligation, if any, with respect to this site will not have a material adverse effect on the Company's results of operations or financial condition. The City of West Bend is currently taking remedial action with respect to the landfill site.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 29, 1996 Compared to Three Months Ended July 1, 1995

         Net sales for the second quarter of 1996 of $44.5 million were 4% higher than the $42.7 million in the comparable period of 1995. Gehl Construction's net sales increased 19% to $19.4 million in the second quarter of 1996 from $16.3 million in the second quarter of 1995. The Gehl Construction increase resulted from increased demand for the Company's products, particularly rough-terrain telescopic forklifts and skid steer loaders. Gehl Agriculture's net sales decreased 5% to $25.1 million in the second quarter of 1996 from $26.4 million in the second quarter of 1995. The decrease was due in part to no new product introductions in the second quarter of 1996, contrasted with the impact on the 1995 second quarter of two redesigned product lines introduced in early 1995. Reduced shipments of service parts and certain purchased finished goods also contributed to the overall Agriculture sales reductions. Partially offsetting the Agricultural shipment reductions was an increase in shipments of forage harvesters and skid steer loaders.

         Gross profit increased $655,000, or 5%, during the second quarter of 1996 versus the comparable period of 1995, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 30.0% for the second quarter of 1996 from 29.7% in the comparable period of 1995. The shift in product mix of sales to Gehl Construction resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 32.3% in the second quarter of 1996 from 32.7% for the second quarter of 1995. Gross profit as a percent of net sales for Gehl Agriculture increased to 28.3% in the second quarter of 1996 from 27.9% for the second quarter of 1995.

         Selling, general and administrative expenses increased $771,000, or 10%, during the second quarter of 1996 versus the comparable period of 1995. As a percent of sales, selling, general and administrative expenses increased to 19.4% during the second quarter of 1996 versus 18.3% in the comparable period of 1995. Greater investment in research and development and increased selling expenses accounted for the percentage increase.

         Income from operations in the second quarter of 1996 of $4.7 million was 2% lower than the $4.9 million in the second quarter of 1995.

         Interest expense decreased $616,000, or 37%, to $1.1 million in the second quarter of 1996 from $1.7 million in the second quarter of 1995. The decrease was a result of a reduction in average debt outstanding to $49.9 million in the second quarter of 1996 versus $64.6 million in the second quarter of 1995, combined with a decrease in the average rate of interest paid by the Company to 8.3% in the second quarter of 1996 from 10.2% in the comparable period of 1995. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable and inventory levels and increased shareholders' equity over the past twelve months. The rate decrease was due to the impact of a reduced interest rate structure negotiated by the Company in conjunction with the December 1, 1995 amendment to its line of credit facility.

         Other expense, net was $409,000 in the second quarter of 1996 versus $42,000 in the second quarter of 1995. This increase was primarily due to higher costs of selling finance contracts receivable in the second quarter of 1996 versus the comparable period of 1995. The increase in the costs of such sales was primarily the result of selling approximately $1.7 million more contracts in the second quarter of 1996, combined with lower weighted average yields on such finance contracts sold due to lower financing rates offered to retail customers.

         The Company's effective income tax rate was 20.3% for the second quarter of 1996. Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to its 1995 second quarter operating income due to the existence of net operating loss carryforwards. The Company has now utilized all of its federal net operating loss carryforwards.

Six Months Ended June 29, 1996 Compared to Six Months Ended July 1, 1995

         Net sales for the first six months of 1996 of $83.6 million were $2.6 million, or 3%, higher than the $81.0 million in the comparable period of 1995. Gehl Construction's net sales increased 20% to $36.4 million in the first six months of 1996 from $30.3 million in the first six months of 1995. The Gehl Construction increase resulted from increased demand for the Company's products, particularly rough-terrain telescopic forklifts and skid steer loaders. Gehl Agriculture's net sales decreased 7% to $47.2 million in the first six months of 1996 from $50.7 in the first six months of 1995. The decrease was due in part to no new product introductions in the first six months of 1996, contrasted with the introduction of two redesigned product lines in the first six months of 1995. The decrease was also due in part to approximately $1 million of shipments, in the first six months of 1995, of products which have since been discontinued. Partially offsetting the Agricultural shipment reductions was an increase in shipments of forage harvesters and skid steer loaders.

         Gross profit increased $991,000, or 4%, during the first six months of 1996 versus the comparable period of 1995, primarily due to the increased sales volume. Gross profit as a percent of net sales increased to 29.1% for the first six months of 1996 from 28.9% in the comparable period of 1995. The shift in product mix of sales to Gehl Construction resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 32.0% in the first six months of 1996 from 32.6% in the first six months of 1995, primarily due to the percentage of export sales, typically made at a lower gross margin than domestic sales, constituting a larger portion of the first six months sales in 1996 compared with 1995. Gross profit as a percent of net sales for Gehl Agriculture increased to 26.9% for the first six months of 1996 from 26.7% for the first six months of 1995.

         Selling, general and administrative expenses increased $1.2 million, or 8%, during the first six months of 1996 versus the comparable period of 1995. The increase related to greater investment in research and development costs and increased selling expenses. As a percent of net sales, selling, general and administrative expenses increased to 19.9% during the first six months of 1996 versus 19.1% in the comparable period of 1995.

         Income from operations in the first six months of 1996 of $7.7 million was 2% lower than the $7.9 million for the comparable period of 1995.

         Interest expense decreased $1.1 million, or 34%, to $2.1 million in the first six months of 1996 from $3.2 million in the first six months of 1995. The decrease was a result of a reduction in average debt outstanding to $49.8 million in the first six months of 1996 versus $61.9 million in the comparable period of 1995, combined with a decrease in the average rate of interest paid by the Company to 8.2% in the first six months of 1996 from 10.1% in the comparable period of 1995. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable levels and increased shareholders' equity over the past twelve months. The rate decrease was due to the impact of a reduced interest rate structure negotiated by the Company in conjunction with the December 1, 1995 amendment to its line of credit facility.

         Other expense, net was $461,000 in the first six months of 1996 versus $216,000 in the comparable period of 1995. The increase was primarily due to higher costs of selling finance contracts receivable in the first six months of 1996 versus the comparable period of 1995. The increase in the costs of such sales was the result of selling approximately $1.6 million more contracts in the first six months of 1996 combined with lower weighted average yields on such finance contracts sold due to lower financing rates offered to retail customers.

         The Company's effective income tax rate was 19.2% for the first six months of 1996. Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to the operating income recorded in the first six months of 1995 due to the existence of net operating loss carryforwards. The Company has utilized, in years prior to 1996, substantially all of its federal net operating loss carryforwards.
In years subsequent to 1996, the Company expects to provide for federal income taxes at rates approximating statutory rates.

Financial Condition

         The Company's working capital was $72.9 million at June 29, 1996, as compared to $72.6 million at December 31, 1995, and $85.4 million at July 1, 1995. The decrease since July 1, 1995 was due primarily to a reduction in accounts receivable and inventory levels.

         The Company's cash flow provided by operating activities in the first six months of 1996 was $4.9 million versus $3.3 million used for operating activities in comparable 1995. The second quarter 1996 cash flow provided by operations was $8.1 million as compared to 1995's second quarter of $4.1 million provided by operations. The cash flows provided by operations for the second quarter and first six months of 1996 were favorably impacted by more stable accounts receivable balances and declining inventory levels.

         Capital expenditures for property, plant and equipment during the first six months of 1996 were approximately $1.6 million. Outstanding commitments as of June 29, 1996 totaled approximately $420,000. The Company expects to make approximately $4.0 million of capital expenditures during 1996.

         As of June 29, 1996, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.4%. The Company had available unused borrowing capacity of $36.6 million, $27.4 million, and $20.2 million under the line of credit facility at June 29, 1996, December 31, 1995, and July 1, 1995, respectively. At June 29, 1996, December 31, 1995, and July 1, 1995, the borrowings outstanding under the line of credit facility were $36.1 million, $37.8 million and $52.5 million, respectively.

         The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At June 29, 1996, Gehl serviced $59.2 million of such contracts, of which $46.0 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

         Shareholders' equity at June 29, 1996 was $60.0 million. This was $8.2 million higher than the $51.8 million of shareholders' equity at July 1, 1995, due primarily to income earned from July 2, 1995 through June 29, 1996.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on April 25, 1996, Thomas J. Boldt, William P. Killian and Roger E. Secrist were elected as directors of the Company for terms expiring in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                          Shares Withholding
     Name of Nominee              Shares Voted For             Authority
     Thomas J. Boldt                 5,155,075                  391,315
     William P. Killian              5,155,865                  390,525
     Roger E. Secrist                5,133,514                  412,876

     The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting:

                                   Year in Which
          Name of Director         Term Expires

          John W. Findley             1997
          John W. Gehl                1997
          Arthur W. Nesbitt           1997
          Fred M. Butler              1998
          William D. Gehl             1998
          John W. Splude              1998

     In addition, at the 1996 annual meeting, shareholders approved the Gehl Company 1995 Stock Option Plan. With respect to such approval, the number of shares voted For and Against were 4,003,438 and 814,077, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 65,267 and 663,608, respectively.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1 Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

          27   Financial Data Schedule [included in the EDGAR filing only]


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1996.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GEHL COMPANY

Date:  July 26, 1996                          By:  /s/ William D. Gehl
                                                   William D. Gehl
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer



Date:  July 26, 1996                          By:  /s/ Kenneth F. Kaplan
                                                   Kenneth F. Kaplan
                                                   Vice President of Finance
                                                   and Treasurer (Chief
                                                   Financial and Accounting
                                                   Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                 June 29, 1996

                                 EXHIBIT INDEX


Exhibit
  No.                                            Document Description

10.1      Gehl Company 1995 Stock Option Plan [Incorporated by reference to
          Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

27   Financial Data Schedule [included in the EDGAR filing only]