Form 10-Q
period 1996-09-28
GEHL CO
filed 1996-11-01
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 1996

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at September 28, 1996
Common Stock, $.10 Par Value                          6,152,788

                                GEHL COMPANY

                                  FORM 10-Q

                              September 28, 1996

                                REPORT INDEX


                                                                 Page No.
PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Nine-Month Periods Ended September 28, 1996
       and September 30, 1995 . . . . . . . . . . . . . .              3

     Condensed Consolidated Balance Sheets at September 28, 1996,
       December 31, 1995, and September 30, 1995  . . . .              4

     Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended  September 28, 1996 and
       September 30, 1995 . . . . . . . . . . . . . . . .              5

     Notes to Condensed Consolidated Financial Statements              6

     Management's Discussion and Analysis of Results of Operations
          and Financial Condition   . . . . . . . . . . .              8


PART II. - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K  . . . . .             12

SIGNATURES  .                                                         13

                       PART I - FINANCIAL INFORMATION

                        GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data; unaudited)

                                Three Months Ended         Nine Months Ended

                               Sept. 28,    Sept. 30,  Sept. 28,   Sept. 30,
                                 1996          1995       1996        1995

 NET SALES                     $    40,550  $  36,901  $ 124,189   $ 117,899

   Cost of goods sold               28,298     26,175     87,569      83,796
                                   -------   --------   --------    --------

 GROSS PROFIT                       12,252     10,726     36,620      34,103
   Selling, general and
    administrative expenses          7,726      7,346     24,367      22,805
                                   -------    --------   -------     --------

 INCOME FROM OPERATIONS              4,526      3,380     12,253      11,298

   Interest expense                   (827)    (1,404)    (2,924)     (4,592)
   Interest income                     385        462      1,193       1,409
   Other expense, net                 (587)      (177)    (1,048)       (393)
                                    -------    -------    -------     -------

 INCOME BEFORE INCOME TAXES          3,497      2,261      9,474       7,722
   Income tax provision                876         25      2,024          75
                                    -------    -------    -------    -------

 NET INCOME                      $   2,621     $2,236   $  7,450    $  7,647
                                  =========   ========    =======    =======

 EARNINGS PER SHARE                   $.42       $.36      $1.20      $ 1.22

   The accompanying notes are an integral part of the financial statements

                        GEHL COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                     September 28,  December 31, September 30,
                                         1996           1995           1995
 ASSETS                               (Unaudited)                 (Unaudited)
  Cash                                 $     5,205   $    3,266   $     4,439
  Accounts receivable-net                   65,995       69,087        72,138
  Finance contracts receivable-net           5,887        4,817         4,711
  Inventories                               16,238       23,320        22,631
  Prepaid expenses and other assets          1,184        1,676         3,853
                                            -------     -------       -------
   Total Current Assets                     94,509      102,166       107,772
                                            -------     --------     --------

  Property, plant and equipment-net         20,642       20,315        19,979
  Finance contracts receivable-net,
   non-current                               3,579        2,899         2,879
  Other assets                               8,755        8,118         5,343
                                           --------    --------       -------
 TOTAL ASSETS                           $  127,485    $ 133,498    $  135,973
                                           ========    ========      ========

 LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current portion of long-term debt    $       174    $     197    $      210
   obligations
  Accounts payable                          14,571       14,083        13,890
  Accrued liabilities                       18,300       15,281        14,836
                                            -------     -------       -------
   Total Current Liabilities                33,045       29,561        28,936
                                            -------     -------       -------

  Line of credit facility                   21,333       37,848        42,464
  Long-term debt obligations                 8,786        8,818         8,851
  Other long-term liabilities                1,666        1,592         1,424
                                            -------     -------       -------
    Total Long-Term Liabilities             31,785       48,258        52,739
                                            -------     -------       -------
  Common stock, $.10 par value
   25,000,000 shares authorized,
   6,152,788, 6,216,765 and 6,210,767
   shares outstanding, respectively            615          622           621
  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                                 -            -             -
  Capital in excess of par                  26,113       26,580        26,497
  Retained earnings                         35,927       28,477        27,180
                                            -------     -------       -------

   Total Shareholders' Equity               62,655       55,679        54,298
                                           -------      -------       -------

 TOTAL LIABILITIES AND                    $127,485    $ 133,498     $ 135,973
 SHAREHOLDERS' EQUITY                     =========    ========      ========

  The accompanying notes are an integral part of the financial statements.

                        GEHL COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands; unaudited)
                                                       Nine Months Ended

                                                 September 28,  September 30,
                                                    1996              1995

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $      7,450    $      7,647
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        2,017           2,125
   Increase in finance contracts receivable           (30,053)        (24,957)
   Proceeds from sales of finance contracts            26,830          22,241
   Cost of sales of finance contracts                     973             418
   Net changes in remaining working capital            12,952          (1,836)
    items
   Other                                                    -             137
                                                       -------        -------
    Net cash provided by operating activities          20,169           5,775
                                                       -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net         (2,239)         (1,443)
  Other assets                                            520             571
                                                       -------        -------
    Net cash used for investing activities             (1,719)           (872)
                                                       -------        -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt obligations                  533              60
  Increase in long-term liabilities                       (55)             90
  Repayments of credit facility                       (16,515)         (3,415)
  Treasury stock repurchases                             (535)              -
  Proceeds from issuance of common stock                   61             231
                                                       -------        -------
    Net cash used for financing activities            (16,511)         (3,034)
                                                      --------        -------

  Net increase in cash                                  1,939           1,869
  Cash, beginning of period                             3,266           2,570
                                                       -------        -------

  Cash, end of period                            $      5,205    $      4,439
                                                      ========        =======

 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                      $      2,920    $      4,583
   Income Taxes                                  $      1,810    $      2,326

  The accompanying notes are an integral part of the financial statements.

                        GEHL COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 28, 1996
                                 (Unaudited)

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

         In the opinion of management, the information furnished for the three and nine month periods ended September 28, 1996 and September 30, 1995 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,221,449 and 6,298,163 for the three months ended September 28, 1996 and September 30, 1995, respectively, and 6,217,549 and 6,252,373 for the nine months ended September 28, 1996 and September 30, 1995, respectively.

NOTE 3 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                         September 28,   December 31,   September 30,
                              1996           1995           1995

 Raw materials and       $   3,683       $  4,151      $   3,711
 supplies
 Work-in process             8,152          9,893          8,527
 Finished machines          23,276         28,149         27,250
 and parts                  ------         ------         ------

 Total current cost         35,111         42,193         39,488
 value
 Adjustment to LIFO        (18,873)       (18,873)       (16,857)
 basis                     -------         ------         ------

                         $  16,238      $  23,320      $  22,631
                           =======         ======         ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 28, 1996 Compared to Three Months Ended September 30, 1995

  Net sales for the third quarter of 1996 of $40.6 million were 10% higher than the $36.9 million in the comparable period of 1995. Gehl Construction's net sales increased 9% to $18.5 million in the third quarter
of  1996 from  $17.0  million in  the  third quarter  of  1995.   The  Gehl
Construction increase resulted from continued strong demand for skid steer loaders and rough-terrain telescopic forklifts. Gehl Agriculture's net sales increased 11% to $22.1 million in the third quarter of 1996 from $19.9 million in the third quarter of 1995. The increase was primarily the result of higher shipment levels of forage harvesting and haytool equipment in the third quarter of 1996 than in the comparable period of 1995. The Company believes that the higher shipment levels were, in part, the result of the impact of near record high milk prices being earned by the Company's dairy farm customers.

   Gross profit increased $1.5 million, or 14%, during the third quarter of 1996 versus the comparable period of 1995, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 30.2% for the third quarter of 1996 from 29.1% in the comparable period of 1995. Gross profit as a percent of net sales for Gehl Construction increased to 32.1% in the third quarter of 1996 from 32.0% in the third quarter of 1995. Gross profit as a percent of net sales for Gehl Agriculture increased to
28.6% in the third quarter of 1996 from 26.6% in the comparable period of 1995. The primary reasons for the percentage improvement were: 1) the impact of a change in the mix of products shipped in the third quarter of 1996 versus products shipped in comparable 1995; 2) export sales, typically made at a lower gross margin than domestic sales, constituting a lower portion of third quarter sales in 1996 than in 1995; and 3) the impact of favorable material purchase prices, especially steel, in the third quarter of 1996.

   Selling, general and administrative expenses increased $380,000, or 5%, during the third quarter of 1996 versus the comparable period of 1995. As a percent of sales, selling, general and administrative expenses decreased to 19.1% during the third quarter of 1996 versus 19.9% in the comparable period of 1995.

   Income from operations in the third quarter of 1996 was $4.5 million versus $3.4 million in the third quarter of 1995. The increase was primarily due to increased sales volume, improved gross margin percentage and a decline in selling, general and administrative expenses as a percent of net sales.

   Interest expense decreased $577,000, or 41%, to $827,000 in the third quarter of 1996 from $1.4 million in the third quarter of 1995. The decrease was a result of a reduction in average debt outstanding to $38.8 million in the third quarter of 1996 versus $56.7 million in the third quarter of 1995, combined with a decrease in the average rate of interest paid by the Company to 8.2% in the third quarter of 1996 versus 9.7% in the comparable period of 1995. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable and inventory levels and increased shareholders' equity over the past twelve months. The interest rate decrease was due to the impact of a reduced interest rate structure negotiated by the Company in conjunction with the December 1, 1995 amendment to its line of credit facility.

     Other expense, net was $587,000 in the third quarter of 1996 versus $177,000 in the third quarter of 1995. The increase was primarily due to higher costs of selling finance contracts receivable in the third quarter of 1996 versus the comparable period of 1995. The increase in the costs of such sales was primarily the result of selling approximately $3.6 million more contracts in the third quarter of 1996, combined with lower weighted average yields on such contracts sold due to low financing rates offered to retail customers.

   The Company's effective income tax rate was 25.1% for the third quarter of 1996. Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to its 1995 third quarter operating income due to existence of net operating loss carryforwards. The Company has now utilized all of its federal net operating loss carryforwards.

Nine Months Ended September 28, 1996 Compared to Nine Months Ended September 30, 1995

   Net sales for the first nine months of 1996 of $124.2 million were $6.3 million, or 5%, higher than the $117.9 million in the comparable period of 1995. Gehl Construction's net sales increased 16% to $54.9 million in the first nine months of 1996 from $47.3 million in the first nine months of 1995. The Gehl Construction increase resulted from increased demand for the Company's products, particularly rough-terrain telescopic forklifts and skid steer loaders. Gehl Agriculture's net sales decreased 2% to $69.3 million in the first nine months of 1996 from $70.6 million in the first nine months of 1995. The decrease was due in part to the introduction of two redesigned product lines in the first nine months of 1995 contrasted to only one such introduction in the first nine months of 1996. The decrease was also due in part to approximately $1.3 million of shipments, in the first nine months of 1995, of products which have since been discontinued. Partially offsetting the Gehl Agricultural shipment reductions was an increase in shipments of forage harvesters and skid steer loaders.

   Gross profit increased $2.5 million, or 7%, in the first nine months of 1996 versus the comparable period of 1995, primarily due to increased sales volume. Gross profit as a percent of net sales increased to 29.5% for the first nine months of 1996 from 28.9% in the comparable period of 1995. The shift in product mix of sales toward Gehl Construction resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 32.1% in the first nine months of 1996 from 32.3% in the first nine months of
1995. Gross profit as a percent of net sales for Gehl Agriculture increased to 27.4% for the first nine months of 1996 from 26.6% for the first nine months of 1995. The primary reasons for the Gehl Agriculture percentage improvement were: 1) the impact of a change in the mix of products shipped in the first nine months of 1996 versus products shipped in comparable 1995, 2) export sales, typically made at a lower gross margin than domestic sales, constituting a lower portion of sales in the first nine months of 1996 than in 1995; and 3) the impact of favorable material purchase prices, especially steel, in the first nine months of 1996.

   Selling, general and administrative expenses increased $1.6 million, or 7%, during the first nine months of 1996 versus the comparable period of 1995. The increase related to a greater investment in research and development costs and increased selling expenses. As a percent of net sales, selling, general, and administrative expenses increased to 19.6% during the first nine months of 1996 versus 19.3% in the comparable period of 1995.

     Income from operations in the first nine months of 1996 of $12.3 million was 8% higher than the $11.3 million for the comparable period of 1995.

     Interest expense decreased $1.7 million, or 36%, to $2.9 million in the first nine months of 1996 from $4.6 million in the first nine months of 1995. The decrease was a result of a reduction in average debt outstanding to $45.9 million in the first nine months of 1996 versus $59.8 million in the comparable period of 1995, combined with a decrease in the average rate of interest paid by the Company to 8.3% in the first nine months of 1996 from 10.1% in the comparable period of 1995. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivables and inventory levels and increased shareholders' equity over the past twelve months. The interest rate decrease was due to the impact of a reduced interest rate structure negotiated by the Company in conjunction with the December 1, 1995 amendment to its line of credit facility.

     Other expense, net was $1,048,000 in the first nine months of 1996 versus $393,000 in the comparable period of 1995. The increase was primarily due to higher costs of selling finance contracts receivable in the first nine months of 1996 versus the comparable period of 1995. The increase in the costs of such sales was the result of selling approximately $5.3 million more contracts in the first nine months of 1996 combined with lower weighted average yields on such finance contracts sold due to lower financing rates offered to retail customers.

     The Company's effective income tax rate was 21.4% for the first nine months of 1996. Under generally accepted accounting principles, the Company was not required to record a federal income tax provision related to the operating income recorded in the first nine months of 1995 due to the existence of net operating loss carryforwards. The Company has utilized, in years prior to 1996, substantially all of its federal net operating loss carryforwards. In years subsequent to 1996, the Company expects to provide for federal income taxes at rates approximating statutory rates.

Financial Condition

   The Company's working capital was $61.5 million at September 28, 1996, as compared to $72.6 million at December 31, 1995, and $78.8 million at September 30, 1995. The decrease since September 30, 1995 was due primarily to a reduction in accounts receivable and inventory levels.

     The Company's cash flow provided by operating activities in the first nine months of 1996 was $20.2 million versus $5.8 million provided by operations in comparable 1995. The third quarter 1996 cash flow provided by operations was $15.3 million as compared to 1995's third quarter of $9.1 million. The cash flows provided by operations for the third quarter and first nine months of 1996 were favorably impacted by declining accounts receivable and inventory levels.

   Capital  expenditures for property, plant and equipment  during the first
nine  months  of   1996  were  approximately  $2.2  million.     Outstanding
commitments as of September 28, 1996 totaled approximately $518,000. The Company expects to make approximately $4.0 million of capital expenditures during 1996. The Company has announced plans to expand its two South Dakota Construction plants, at an aggregate cost of approximately $5.2 million. The majority of the expansion costs will be incurred in 1997.

   As of September 28, 1996, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.4%. The Company had available unused borrowing capacity of $42.5 million, $27.4 million, and $27.2 million under the line of credit facility at September 28, 1996, December 31, 1995, and September 30, 1995,respectively. At September 28, 1996, December 31, 1995, and September 30,1995, the borrowings outstanding under the line of credit facility were $21.3 million, $37.8 million, and $42.5 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and finance service companies to sell, with recourse, its
finance contracts  receivable.    The  Company continues  to  service  all
contracts whether or not sold. At September 28,1996, Gehl serviced $61.1 million of such contracts, of which $50.9 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

    Shareholders' equity at September 28, 1996 was $62.7 million. This was $8.4 million higher than the $54.3 million of shareholders' equity at September 30, 1995, due primarily to income earned from October 1, 1995 through September 28, 1996.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 27    Financial Data Schedule [EDGAR version only]

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GEHL COMPANY


Date:  November 1, 1996                       By:  /s/ William D. Gehl
                                                   William D. Gehl
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer

Date:  November 1, 1996                       By:  /s/ Kenneth P. Hahn
                                                   Kenneth P. Hahn
                                                   Corporate Controller

                                GEHL COMPANY

                                  FORM 10-Q

                             September 28, 1996

                                EXHIBIT INDEX


Exhibit
Number         Document Description



27        Financial Data Schedule [EDGAR version only]