Form 10-K405
period 1996-12-31
GEHL CO
filed 1997-02-27
CIK 856386

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                           _________________________



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
     For the fiscal year ended December 31, 1996
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     For the Transition period from __ to __

                         Commission file number 0-18110


                                Gehl Company
             (Exact name of registrant as specified in its charter)

           Wisconsin                                             39-0300430
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification No.)


        143 Water Street, West Bend, WI              53095
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

     Aggregate market value of voting stock held by non-affiliates of the registrant: $62,982,805 at February 17, 1997.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 17, 1997:


     Class                               Shares Outstanding

 Common Stock, $.10 Par Value               6,182,852


                      DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 1996 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 1997 Annual Meeting of Shareholders
        (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                 GEHL COMPANY
                               _________________

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                     For The Year Ended December 31, 1996
                                                                        Page
Part I

Item 1             Business   . . . . . . . .                           1

Item 2             Properties . . . . . . . .                           7

Item 3             Legal Proceedings  . . . . .                         7

Item 4             Submission of Matters to a Vote of Security Holders  7

                   Executive Officers of the Registrant . . .           8

Part II

Item 5             Market for Registrant's Common Equity and Related
                   Shareholder Matters  . . .                          10

Item 6             Selected Financial Data  .                          10

Item 7             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 10

Item 8             Financial Statements and Supplementary Data         10

Item 9             Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure              10

Part III
Item 10            Directors and Executive Officers of the Registrant  11

Item 11            Executive Compensation . .                          11

Item 12            Security Ownership of Certain Beneficial Owners
                   and Management                                      11

Item 13            Certain Relationships and Related Transactions      11

Part IV

Item 14            Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K  . . .                          12

Signatures. . . . . . . . . . . . . . . . . .                          13

                                     Part I

Item 1.  Business

Overview

     Gehl Company (the "Company" or "Gehl") designs, manufactures, distributes, sells and finances equipment used in the light construction equipment and the agricultural equipment industries. The Company's construction segment ("Gehl Construction") manufactures and markets skid steer loaders, rough-terrain telescopic forklifts, and asphalt pavers used by contractors, sub-contractors, owner operators and municipalities. The Company's agricultural segment ("Gehl Agriculture") has manufactured agricultural implements for 138 years, and today markets a broad range of equipment used primarily in the dairy and livestock industries, including haymaking, forage harvesting, materials handling (skid steer loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is currently the largest non-tractor agricultural equipment manufacturer in North America.

     Equipment for Gehl Construction is manufactured in two South Dakota facilities and equipment for Gehl Agriculture is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.


Business Segments

     The Company operates in two business segments, construction and agriculture. The following table shows certain information relating to the Company's operations by industry segment (dollars in thousands):

                                       Year Ended December 31,
                         1994                  1995                   1996

                   Amount       %      Amount       %     Amount        %

 Net sales:
 Gehl
  Construction $ 51,796      35.3%  $ 64,381      42.0% $ 70,826        44.4%

 Gehl
  Agriculture    94,824      64.7     89,071      58.0    88,836        55.6
                -------      ----   ---------    ------  -------       ------

      Total  . $146,620      100%   $153,452     100%   $159,662        100%


 Income from
 operations:
 Gehl
  Construction $  8,542     65.9%   $ 13,164     96.7%  $ 12,967        83.4%

 Gehl
  Agriculture     4,419     34.1         449      3.3      2,580        16.6
                 ------    -----      ------    -----     ------        -----

      Total  .  $12,961     100%    $ 13,613     100%   $ 15,547        100%

     The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction and agriculture markets, see Note 12 of "Notes to Consolidated Financial Statements", included on Pages 22 and 23 of the Gehl Company 1996 Annual Report to Shareholders, which pages are incorporated by reference herein.

Gehl Construction

Products:

     Gehl Construction markets equipment in the following three product areas:

     1. Skid Steer Loaders - Gehl Construction offers six models of skid steer loaders which feature a choice of hand-operated controls or hand and foot controls. The skid steer loader, with its fixed-wheel four-wheel drive, is used principally for materials handling duties. The skid steer loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

     2. Rough-Terrain Forklifts - Gehl markets five models of Dynalift[R] rough-terrain telescopic forklifts and one model of the Dyna-Handler[R] , a rough-terrain telescopic forklift with digging capabilities. These forklifts are designed to handle heavy loads (up to 10,000 pounds) reaching horizontally and vertically for use by a variety of customers, including masons, roofers and building contractors.

     3. Asphalt Pavers - Four models of Power Box[R] pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

Marketing and Distribution:

     The Company maintains a separate distribution system for Gehl Construction. The Company markets its equipment in North America through 116 independent dealers (with 261 outlets) and worldwide through 23 distributors. The top ten dealers and distributors in Gehl Construction accounted for approximately 13% of the Company's sales for the year ended December 31, 1996; however, no single dealer or distributor accounted for more than 4% of the Company's sales for that period. Sales of the skid steer loader and rough-terrain forklift product lines by Gehl Construction each accounted for more than 10% of the Company's net sales in 1994, 1995 and 1996.

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

     3. Materials Handling - Gehl Agriculture's materials handling line consists of six different models of skid steer loaders and the Dyna-Handler[R] forklift. The skid steer loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material.
              The Dyna-Handler[R] is a rough-terrain telescopic forklift with digging capabilities. The skid steer loader and Dyna-Handler[R] forklift are marketed by both Gehl Agriculture and Gehl Construction.

     4. Manure Handling - Gehl offers a broad range of manure spreaders, including the Scavenger[R]. The Scavenger[R] "V-Tank" side-discharge manure spreader incorporates a hydraulically controlled auger which allows the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets four models of rear-discharge box spreaders.

     5. Feedmaking - The Company believes that it offers the broadest line of portable feedmaking equipment in the industry. Gehl Agriculture offers the Gehl Mix-All[R] line of grinder mixers and a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution:

     In North America, Gehl's agricultural equipment is sold through approximately 557 geographically dispersed dealers (with 615 outlets). Eighty-one of these dealers are located in Canada. Gehl Agriculture also markets products through 22 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

     It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl Agriculture is not dependent for its sales on any specific dealer or group of dealers. The top ten dealers and distributors in Gehl Agriculture accounted for approximately 7% of the Company's sales for the year ended December 31, 1996 and no one dealer or distributor accounted for over 1.5% of the Company's sales during that period. Sales of the skid steer loader product line by Gehl Agriculture accounted for more than 10% of the Company's net sales in 1994, 1995 and 1996.

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

     Gehl Agriculture primarily serves the dairy and livestock industries. Compared to a more volatile period in the late 1980's through 1992, milk prices, cash income, land values, and the general economy were more favorable and stable for the dairy farmer in 1993 through 1996. These more favorable conditions and lower debt to equity ratios than generally experienced in most of the 1980's led to increased buying by farmers of agriculture equipment in 1993 and 1994. In 1995 and 1996 industry market demand varied, with demand for the Company's products generally lower than in 1994.

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

     Gehl Agriculture's primary markets outside of North America are in Europe and the Pacific Rim. In these markets the Company competes with both agricultural manufacturers from the United States, some of which have manufacturing facilities in foreign countries, and foreign manufacturers. The Company does not believe, however, that it is presently a significant competitor in any of these foreign markets.

Backlog

     The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 1996 was $42.7 million versus $47.5 million at December 31, 1995. Virtually all orders in the backlog at December 31, 1996 should be shipped in 1997. The decreased backlog at December 31, 1996 was due to somewhat larger percentage decreases in Gehl Construction compared to Gehl Agriculture orders. Order backlog is lower in Gehl Construction due to a reduced rate of sales growth and in Gehl Agriculture due to reduced market demand for certain products.

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

     The Company provides interest-free floor plan financing to its dealers, in Gehl Construction for varying periods of time generally up to six months and in Gehl Agriculture generally for up to one year. Gehl dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at a rate of between 1.5% to 3.0% above the prime rate or on occasion provides interest-free extensions of up to six months upon payment by the dealer of curtailments generally between 10% to 20% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 90% of Gehl's accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

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

     The Company maintains arrangements with third parties pursuant to which the Company sells with recourse certain of the Company's finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 36 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 2 of "Notes to Consolidated Financial Statements," Page 18, and "Management's Discussion and Analysis," Page 13 of the Gehl Company 1996 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees

     As of December 31, 1996, the Company had 832 employees, of which 538 were hourly employees and 294 were salaried employees. At the production facilities in West Bend, Wisconsin, one of four Gehl production facilities, 226 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires December 31, 1999. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-three years.

Manufacturing

     The Company is currently expanding its two South Dakota manufacturing facilities and believes that its present manufacturing facilities, as expanded, will be sufficient to provide adequate capacity for its operations in 1997.

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


     In addition to the equipment it manufacturers, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's sales in 1996.


Research and Development

     The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvement to existing products. Products obtained through acquisition have generally undergone redesign by the Company to enhance their marketability. This redesign was in some cases major.

     The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.2 million, $1.4 million and $1.2 million on research and development for the years ended December 31, 1996, 1995 and 1994, respectively.


Patents and Trademarks

     The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl[R] name and the group of patents relating to the Scavenger[R] manure spreader, the business of the Company is not dependent on any single patent or trademark or group of patents or trademarks.


Export Sales

     Information regarding the Company's export sales is included in Note 12 of "Notes to Consolidated Financial Statements," Page 23, of the Gehl Company 1996 Annual Report to Shareholders, which page is incorporated by reference herein.

Item 2.  Properties

     The following table sets forth certain information as of December 31, 1996, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 13, of the Gehl Company 1996 Annual Report to Shareholders, which page is incorporated by reference herein.


                 Approximate
                 Floor Area in  Owned or
                 Square Feet    Leased(1)    Principal Uses
 West Bend, WI       450,000    Owned        General offices and
                                             engineering, research and
                                             development and manufacture of
                                             products for Gehl Agriculture

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

 Yankton, SD          68,000    Owned        Manufacture of products for
                                             Gehl Construction

(1) For information regarding collateral pledges and the Company's lease commitments and options, see Notes 5 and 10 of "Notes to Consolidated Financial Statements", included on Pages 9 and 22, of the Gehl Company 1996 Annual Report to Shareholders, which pages are incorporated by reference herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

Executive Officers of the Registrant.

     Set forth below is certain information concerning the executive officers of the Company as of February 1, 1997:


Name, Age and Position                      Business Experience


 William D. Gehl, 50,             Mr. Gehl has served as Chairman of the
     Chairman, President, Chief   Board of Directors of the Company since
     Executive Officer and        April, 1996.  Mr. Gehl has served as
     Director                     President and Chief Executive Officer of
                                  the Company since November, 1992 and has served as a director of the Company since
                                  1987.  From January, 1990 until joining
                                  the Company, Mr. Gehl served as Executive
                                  Vice President, Chief Operating Officer,
                                  General Counsel and Secretary of The
                                  Ziegler Companies, Inc. (a financial
                                  services holding company). Mr. Gehl held various senior management positions with the Ziegler Companies from 1978 to 1990.

 Victor A. Mancinelli, 53,        Mr. Mancinelli has served as Executive
     Executive Vice President     Vice President and Chief Operating
     and Chief Operating Officer  Officer of the Company since November,
                                  1992. From 1990 to 1992, Mr. Mancinelli served as Group Vice President of W. H.
                                  Brady Co.  From 1987 to 1990, Mr.
                                  Mancinelli served as President and Chief
                                  Operating Officer of Syracuse China
                                  Corp., a subsidiary of Canadian Pacific
                                  Ltd. Prior to 1987, Mr. Mancinelli served in a variety of management positions with Cummins Engine Company, Inc.

 John W. Gehl, 55,                Mr. Gehl has served as Vice President,
     Vice President,              International of the Company since 1992.
     International                Mr. Gehl joined the Company in 1962 and
                                  has served as a Vice President of the
                                  Company since 1977 and in a variety of
                                  positions in marketing, manufacturing and strategic planning. Mr. Gehl has been a director of the Company since 1974.

 Kenneth P. Hahn, 39,             Mr. Hahn joined the Company as Corporate
     Vice President of Finance    Controller in April, 1988.  Mr. Hahn was
     and Treasurer                elected as an executive officer of the
                                  Company in April, 1994.  Mr. Hahn was
                                  appointed Vice President of Finance and
                                  Treasurer in February, 1997.

 Michael J. Mulcahy, 50,          Mr. Mulcahy has served as General Counsel
                                  of the Company since 1974 and became
                                  Secretary in 1977 and a Vice President in 1986. Mr. Mulcahy has also served, since
                                  1988, as President of Equipco Insurance
                                  Company, Ltd., which provides liability
                                  insurance coverage for equipment
                                  manufacturers, including the Company.

 Richard J. Semler, 57,           Mr. Semler joined the Company in May,
     Vice President of Data       1960 and has served in his current
     Systems                      position with the Company since January,
                                  1977.


     All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The 1997 Annual Meeting of Shareholders is currently scheduled for April 16, 1997. The Company has employment agreements with William D. Gehl, pursuant to which he is to serve as President and Chief Executive Officer of the Company through the expiration of the agreement on December 31, 1998, and Victor A. Mancinelli, pursuant to which he is to serve as Executive Vice President and Chief Operating Officer of the Company through the expiration of the agreement on September 30, 1998.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters.

     Information required by this item is included on Page 25 of the Gehl Company 1996 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

     Information required by this item is included on Page 24 of the Gehl Company 1996 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Information required by this item is included on Pages 10 through 13 of the Gehl Company 1996 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Information required by this item is included on Page 9 and Pages 14 through 23 of the Gehl Company 1996 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

                                   PART III

Item 10.  Directors and Executive Officers of the
          Registrant.

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders ("Proxy Statement")<F1>. Information with respect to executive officers of the Company appears at the end of Part I, Pages 8 through 9 of this Annual Report on Form 10-K.

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

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEHL COMPANY

Date:  February 21, 1997           By /s/ William D. Gehl
                                   William D. Gehl,
                                   Chairman of the Board, President and Chief
                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                         Date

/s/ William D. Gehl  Chairman of the Board, President,       February 21, 1997
William D. Gehl      Chief Executive Officer and Director
                     (Principal Executive Officer)

/s/ Kenneth P. Hahn  Vice President of Finance and Treasurer February 21, 1997
Kenneth P. Hahn      (Principal Financial and Accounting Officer)

/s/ Thomas J. Boldt           Director                       February 21, 1997
Thomas J. Boldt

/s/ Fred M. Butler            Director                       February 21, 1997
Fred M. Butler

/s/ John W. Gehl              Director                       February 21, 1997
John W. Gehl

/s/ William P. Killian        Director                       February 21, 1997
William P. Killian

/s/ Arthur W. Nesbitt         Director                       February 21, 1997
Arthur W. Nesbitt

/s/ Roger E. Secrist          Director                       February 21, 1997
Roger E. Secrist

/s/ John W. Splude            Director                       February 21, 1997
John W. Splude

                     GEHL COMPANY

                INDEX TO FINANCIAL STATEMENTS AND

                 FINANCIAL STATEMENT SCHEDULES


                                                        Page(s) in
                                                         Annual Report*

             The following documents are filed as
             part of this report:
             (1) Financial Statements:
               Report of Independent Accountants                        9
               Consolidated Balance Sheets at
                 December 31, 1996 and 1995                            14
               Consolidated Statements of Income
                 for the three years ended
                 December 31, 1996                                     15
               Consolidated Statements of
                 Shareholders' Equity for the
                 three years ended December 31, 1996                   15
               Consolidated Statements of Cash
                 Flows for the three years ended
                 December 31, 1996                                     16
               Notes to Consolidated Financial
                 Statements                                         17-23

* Incorporated by reference from the indicated pages of the Gehl Company 1996 Annual Report to Shareholders.

                                                                    Page in
                                                                   Form 10-K

             (2) Financial Statement Schedule:
               Report of Independent Accountants
                      on Financial Statement Schedule                 15
               For the three years ended
                 December 31, 1996 --
                   Schedule II - Valuation and Qualifying Accounts    16


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Gehl Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 1997 appearing in the 1996 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
February 10, 1997

                         GEHL COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                               Additions
                                               ---------
                           Balance
                            at     Charged to    Charged               Balance
                        Beginning   Costs and   to Other                at End
Period     Description   of Year    Expenses    Accounts   Deductions  of Year
------     -----------  ---------  ----------   ---------  ----------  -------

Year Ended
December 31,
1994        Return &
            Allowances    $ 115          $ -        $ -         $ -    $ 115

            Allowance
            for
            Doubtful
            Accounts-
            Trade
            Receiv-
             ables        1,843         (888)         -         316      639

            Volume
            Discounts     2,108        2,200          -       2,318    1,990


            Product
            Discontinuance    -        1,600          -           -    1,600
                          -----        -----      -----       -----    -----
            Total        $4,066       $2,912      $ -        $2,634   $4,344
                         ======       ======      =====      ======    =====
            Allowances
            for
            Doubtful
            Accounts -
            Retail
             Contracts    $ 650        $ 424        $ -       $ 570    $ 504
                          =====        =====       ====       =====    =====
            Inventory
            Obsolescence
            Reserve      $3,881       $1,523        $ -      $1,352   $4,052
                         ======       ======       ====       =====    =====

            Income Tax
            Valuation
            Allowance    $7,096       $ -           $ -      $1,409   $5,687
                         ======       ======       ====       =====    =====

Year Ended
December 31,
1995        Return &
            Allowances    $ 115          $ -        $ -         $ -    $ 115

            Allowance
            for
            Doubtful
            Accounts-
            Trade
            Receiv-
             ables          639          165          -          52      752


            Volume
            Discounts     1,990        2,026          -       2,213    1,803

            Product
            Discontin-
                uance     1,600            -          -         265    1,335

                          ------       ------      -----      ------   ------
            Total        $4,344       $2,191        $ -      $2,530   $4,005

                         ======       ======      =====      ======   ======

            Allowances
            for
            Doubtful
            Accounts -
            Retail
            Contracts     $ 504        $ 428        $ -       $ 365     $567
                          =====        =====       ====       =====    =====

            Inventory
            Obsolescence
            Reserve      $4,052       $  502        $ -      $1,777   $2,777
                         ======        =====       ====       =====    =====

            Income Tax
            Valuation
            Allowance    $5,687          $ -        $ -      $3,038   $2,649
                         ======       ======       ====       =====   ======
Year Ended
December 31,
1996        Return &
            Allowances    $ 115         $ 35        $ -         $ -    $ 150

            Allowance
            for
            Doubtful
            Accounts-
            Trade
            Receiv-
            ables           752           64          -         255      561

            Volume
            Discounts     1,803        2,389          -       2,463    1,729

            Product
            Discontin-
              uance       1,335         (131)         -         429      775

                          -----        -----        ---       -----    -----
            Total        $4,005       $2,357        $ -      $3,147   $3,215
                         ======       ======       ====      ======    =====
            Allowances
            for
            Doubtful
            Accounts -
            Retail
            Contracts    $ 567        $ 276        $ -       $ 252     $591
                         ======       ======      =====      ======   ======
            Inventory
            Obsolescence
            Reserve     $2,777        $ 527        $ -      $1,564   $1,740
                        ======       ======     ======      ======   ======

            Income Tax
            Valuation
            Allowance    $2,649          $ -        $ -      $1,414   $1,235
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

(3.2)                        By-laws of Gehl Company, as amended
                             [Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.1) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.2) Common Stock Purchase Warrant, dated as of March 5, 1993, from Gehl Company to State of Wisconsin Investment Board [Incorporated by reference to
                             Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992]

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

(4.6) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. J.W. Gehl, Hahn, Mulcahy and Semler [Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)].

(10.2)* Employment Agreement between Gehl Company and William D. Gehl, dated as of July 1, 1995 [Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.3)*                      Employment Agreement by and between Victor A.
                             Mancinelli and Gehl Company, dated as of October 1, 1995 [Incorporated by reference to Exhibit
                             10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.4)* Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.5)* Supplemental Retirement Benefit Agreement by and between Victor A. Mancinelli and Gehl Company [Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.6)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.7) Gehl Savings Plan, as amended [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(10.8)* Gehl Company Retirement Income Plan "B", as amended [Incorporated by reference to Exhibit
                             10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(10.9)*                      Gehl Company 1987 Stock Option Plan, as amended

(10.10)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to
                             Exhibit 4.2 to the Company's Form S-8
                             Registration Statement (Reg. No. 33-38392)]

(10.11)*                     Gehl Company 1995 Stock Option Plan, as amended

(10.12)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.13)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to
                             Exhibit 10.13 to the Company's Form S-1
                             Registration Statement (Reg. No. 33-31571)]

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

(13) Portions of the Gehl Company 1996 Annual Report to Shareholders that are incorporated by reference herein

(21) Subsidiaries of Gehl Company [Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(23)                         Consent of Price Waterhouse LLP

(27)                         Financial Data Schedule

(99) Proxy Statement for 1997 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1997 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report or Form 10-K)

* A management contract or compensatory plan or arrangement.