Form 10-Q
period 1997-03-29
GEHL CO
filed 1997-05-12
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 1997

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at March 29, 1997

Common Stock, $.10 Par Value                         6,188,685

                                  GEHL COMPANY

                                   FORM 10-Q

                                  March 29, 1997

                                  REPORT INDEX


                                                                 Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three-Month Periods Ended March 29, 1997 and
       March 30, 1996 . . . . . . . . . . . . . . . . . .             3

     Condensed Consolidated Balance Sheets at March 29, 1997,
       December 31, 1996, and March 30, 1996  . . . . . .             4

     Condensed Consolidated Statements of Cash Flows for the
       Three-Month Periods Ended March 29, 1997 and
       March 30, 1996 . . . . . . . . . . . . . . . . . .             5

     Notes to Condensed Consolidated Financial Statements             6

     Management's Discussion and Analysis of Results of
       Operations and Financial Condition . . . . . . . .             8


PART II. - OTHER INFORMATION:


     Item 6.  Exhibits and Reports on Form 8-K  . . . . .             10

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .          10

                         PART I - FINANCIAL INFORMATION

                            GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share data; unaudited)

                                               Three Months Ended
                                            March  29,      March 30,
                                                1997          1996
 NET SALES                                    $  43,675     $ 39,165
   Cost of goods sold                            30,692       28,149
                                              ---------     --------
 GROSS PROFIT                                    12,983       11,016
   Selling, general and
    administrative expenses                       8,832        8,033
                                              ---------     --------
 INCOME FROM OPERATIONS                           4,151        2,983

   Interest expense                                (468)      (1,041)
   Interest income                                  322          409
   Other expense, net                               (53)         (52)
                                              ----------    ---------
 INCOME BEFORE INCOME TAXES                       3,952        2,299
   Income tax provision                           1,423          403
                                              ----------    ---------
 NET INCOME                                   $   2,529     $  1,896
                                              =========     ========
 EARNINGS PER SHARE                           $     .39     $    .31

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                           March 29,   December 31,   March 30,
                                             1997          1996          1996

 ASSETS                                    (Unaudited)             (Unaudited)
  Cash                                      $  3,137   $    4,208   $    3,740
  Accounts receivable-net                     64,420       55,141       71,951
  Finance contracts receivable-net             5,763        5,098        7,214
  Inventories                                 17,483       18,642       22,856
  Deferred tax asset                           5,035        5,035        4,397
  Prepaid expenses and other assets            1,821        1,624        1,401
                                            --------    ---------   ----------
   Total Current Assets                       97,659       89,748      111,559
                                            --------    ---------   ----------
  Property, plant and equipment-net           22,487       21,678       20,438
  Finance contracts receivable-net, non-
   current                                     3,446        3,063        4,228
  Other assets                                 5,666        5,636        5,365
                                            --------    ---------   ----------
 TOTAL ASSETS                              $ 129,258    $ 120,125    $ 141,590
                                           =========    =========    =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt
   obligations                             $     181    $     178    $     167
  Accounts payable                            16,142       14,384       14,191
  Accrued liabilities                         18,934       17,574       16,126
                                           ---------    ---------   ----------
   Total Current Liabilities                  35,257       32,136       30,484
                                           ---------    ---------   ----------
  Line of credit facility                     13,717       10,454       42,365
  Long-term debt obligations                   8,697        8,740        8,785
  Other long-term liabilities                  1,671        1,594        1,485
  Deferred income taxes                        2,369        2,369        1,425
                                           ---------    ---------   ----------
   Total Long-Term Liabilities                26,454       23,157       54,060
                                           ---------    ---------   ----------
  Common stock, $.10 par value,
   25,000,000 shares authorized, 6,188,685,
   6,158,720 and 6,218,765 shares issued,
   respectively                                  619          616          622
  Preferred stock, $.10 par value,
   2,000,000 shares authorized, no
   shares issued                                   -            -            -
  Capital in excess of par                    26,338       26,155       26,586
  Retained earnings                           40,590       38,061       30,373
                                           ---------    ---------   ----------
                                              67,547       64,832       57,581
  Less: Treasury stock (76,393 shares
   at March 30, 1996) at cost                      -            -         (535)
                                           ---------    ---------   ----------
   Total Shareholders' Equity                 67,547       64,832       57,046
                                           ---------    ---------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $  129,258    $ 120,125   $  141,590
                                          ==========   ==========   ==========

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)

                                                 Three Months Ended

                                               March 29,     March 30,
                                                 1997           1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $    2,529   $    1,896
  Adjustments to reconcile net income to
   net cash (used for) provided by operating
   activities:
   Depreciation and amortization                      697          675
   Increase in finance contracts receivable        (6,254)      (8,765)
   Proceeds from sales of finance contracts         5,127        5,028
   Cost of sales of finance contracts                  79           11
   Net changes in remaining working capital
   items                                           (5,299)      (2,087)
                                                ----------    ---------
    Net cash (used for) provided by
    operating activities                           (3,121)      (3,242)
                                                ----------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net     (1,482)        (760)
  Other assets                                         46          505
                                                 ---------    ---------
    Net cash (used for) provided by
     investing activities                          (1,436)        (255)
                                                ----------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt obligations              (40)         (63)
  Increase in long-term liabilities                    77           46
  Proceeds from line of credit facility             3,263        4,517
  Treasury stock purchase                               -         (535)
  Proceeds from issuance of common stock              186            6
                                                ----------    ---------
    Net cash provided by financing activities       3,486        3,971
                                                ----------    ---------
  Net (decrease) increase in cash                  (1,071)         474
  Cash, beginning of period                         4,208        3,266
                                                ----------    ---------
  Cash, end of period                          $    3,137    $   3,740
                                                ==========    =========

 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                    $      444    $   1,007
   Income Taxes                                $       23    $     299

      The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1997
                                  (Unaudited)

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

         In the opinion of management, the information furnished for the three-month periods ended March 29, 1997 and March 30, 1996 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,404,340 and 6,203,045 for the three months ended March 29, 1997 and March 30, 1996, respectively.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

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

NOTE 4 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                        March 29,     December 31,   March 30,
                          1997            1996         1996

 Raw materials and
 supplies              $ 3,833        $ 3,547        $ 3,898
 Work in process        10,263          9,120          9,292
 Finished machines
 and parts              22,182         24,770         28,539
                       -------        -------        -------
 Total current cost
 value                  36,278         37,437         41,729
 Adjustment to LIFO
 basis                 (18,795)       (18,795)       (18,873)
                       -------        -------        --------
                       $17,483        $18,642        $22,856
                       =======        =======        ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended March 29, 1997 Compared to Three Months Ended March 30,
1996

     Net sales for the first quarter of 1997 of $43.7 million were $4.5 million, or 12%, higher than the $39.2 million in the comparable period of 1996. Gehl Construction's net sales increased 21% to $20.7 million in the first quarter of 1997 from $17.1 million in the first quarter of 1996. The Gehl Construction increase resulted from continued strong demand for the Company's skid loader, rough-terrain telescopic forklift and paving equipment product lines. Gehl Agriculture sales increased 4% to $23.0 million in the first quarter of 1997 from $22.1 million in the first quarter of 1996. The increase was due primarily to increased shipments of forage harvesting and manure handling equipment. Of the Company's total net sales reported for the first quarter of 1997, $7.6 million were made outside of the United States.

     Gross profit increased $2.0 million, or 18%, during the first quarter of 1997 versus the comparable period of 1996, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 29.7% for the first quarter of 1997 from 28.1% in the comparable period of 1996. A shift in the mix of product shipments toward the relatively higher margin Gehl Construction products combined with an improvement in the gross profit of Agriculture shipments resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction did, however, decrease to 30.7% in the first quarter of 1997 from 31.7% in the first quarter of 1996. The primary reasons for the decrease were a shift in mix of product shipments and a competitive pricing environment in which price increases have not kept pace with cost increases. Gross profit as a percent of net sales for Gehl Agriculture increased to 28.8% in the first quarter of 1997 from 25.4% for the first quarter of 1996. The primary reasons for the increase were: 1) reduced product costs due to higher overhead absorption associated with increased levels of production, 2) export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of the first quarter shipments in 1997 than in 1996, and 3) the impact of a change in the mix of products shipped in the first quarter of 1997 versus products shipped in comparable 1996.

     Selling, general and administrative expenses increased $799,000, or 10%, during the first quarter of 1997 versus the comparable period of 1996 due primarily to increased investments in research and development costs and increased selling expenses. As a percent of net sales, selling, general and administrative expenses decreased to 20.2% of net sales during the first quarter of 1997 versus 20.5% in the comparable period of 1996.

     First quarter 1997 income from operations of $4.2 million was 39% higher than the $3.0 million for the first quarter of 1996.

     Interest expense decreased $573,000, or 55%, to $468,000 in the first quarter of 1997 from $1,041,000 in the first quarter of 1996. The decrease was a result of a reduction in average debt outstanding to $21.3 million in the first quarter of 1997 versus $50.0 million in the first quarter of 1996. The average rate of interest paid by the Company in the first quarter of 1997 increased slightly to 8.3% from 8.1% for the comparable period of 1996. The decrease in the average debt outstanding was primarily the result of the application of cash generated from reduced accounts receivable and inventory levels and increased shareholders' equity over the past twelve months.

     Interest income decreased $87,000, or 21%, to $322,000 in the first quarter of 1997 from $409,000 in the comparable period of 1996 due primarily to reduced interest income earned on floor plan wholesale receivables and retail finance receivables during the first quarter of 1997 as compared with the first quarter of 1996. The Company's effective income tax rate was 36% for the first quarter of 1997 versus 17.5% for the first quarter of 1996.

Financial Condition

     The Company's working capital was $62.4 million at March 29, 1997, as compared to $57.6 million at December 31, 1996, and $81.1 million at March 30, 1996. The increase since December 31, 1996 resulted primarily from seasonal increases in accounts receivable. The decrease from March 30, 1996 was due primarily to a reduction in accounts receivable and inventory levels.

     The Company's first quarter 1997 cash flow used for operating activities was $3.1 million versus $3.2 million used for operating activities in comparable 1996. The first quarter cash flow from operating activities is normally negative due to seasonal increases in accounts receivable.

     Capital expenditures for property, plant and equipment during the first quarter of 1997 were approximately $1.5 million. The Company plans to make a total of approximately $8.0 million of capital expenditures in 1997, including $4.0 million to expand its two South Dakota manufacturing facilities and add equipment necessary to increase production levels of skid loaders, rough-terrain telescopic forklifts and paving products. Outstanding commitments as of March 29, 1997 totaled approximately $1.7 million, including $1.4 million related to the aforementioned plant expansion projects.

     As of March 29, 1997, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.6%. The Company had available unused borrowing capacity of $50.6 million, $45.4 million and $28.9 million under the line of credit facility at March 29, 1997, December 31, 1996, and March 30, 1996, respectively. At March 29, 1997, December 31, 1996, and March 30, 1996, the borrowings outstanding under the line of credit facility were $13.7 million, $10.5 million and $42.4 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At March 29, 1997, Gehl serviced $60.4 million of such contracts, of which $50.6 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

     Shareholders' equity at March 29, 1997 was $67.5 million. This was $10.5 million higher than the $57.0 million of shareholders' equity at March 30, 1996, due primarily to income earned from March 31, 1996 through March 29, 1997.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Gehl Company Director Stock Grant Plan

          27   Financial Data Schedule [EDGAR version only]

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1997.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GEHL COMPANY


Date:  May 12, 1997                            By:  /s/ William D. Gehl
                                                     William D. Gehl
                                                     Chairman, President and
                                                     Chief Executive Officer



Date:  May 12, 1997                            By:  /s/ Kenneth P. Hahn
                                                     Kenneth P. Hahn
                                                     Vice President of Finance
                                                     and Treasurer (Principal
                                                     Financial and Accounting
                                                     Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                 March 29, 1997

                                 EXHIBIT INDEX


Exhibit
Number         Document Description


10.1           Gehl Company Director Stock Grant Plan

27             Financial Data Schedule [EDGAR version only]