Form 10-Q
period 1997-06-28
GEHL CO
filed 1997-08-08
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 1997

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............. to ...................

                         Commission file number  0-18110

                       GEHL COMPANY
       (Exact name of registrant as specified in its charter)

              Wisconsin                                   39-0300430
(State or other jurisdiction of incorporation         (I.R.S.Employer
            or organization)                            Identification No.)

          143 Water Street, West Bend, WI                         53095
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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at June 28, 1997

Common Stock, $.10 Par Value                       6,196,898

                                GEHL COMPANY

                                 FORM 10-Q

                                June 28, 1997

                                REPORT INDEX


                                                                 Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Six-Month Periods Ended June 28, 1997
       and June 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Balance Sheets at June 28, 1997,
       December 31, 1996, and June 29, 1996 . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows for the
       Six-Month Periods Ended June 28, 1997 and
       June 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

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

                       PART I - FINANCIAL INFORMATION

                       GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data; unaudited)

                                Three Months Ended            Six Months Ended

                                June 28,     June 29,     June 28,    June 29,
                                 1997         1996         1997        1996
NET SALES                       $ 51,592     $ 44,474     $ 95,267   $ 83,639
   Cost of goods sold             36,045       31,122       66,737     59,271
                                --------     --------     --------   --------
 GROSS PROFIT                     15,547       13,352       28,530     24,368
   Selling, general and
    administrative expenses        8,951        8,608       17,783     16,641
                                --------     --------     --------   --------
 INCOME FROM OPERATIONS            6,596        4,744       10,747      7,727

   Interest expense                 (459)      (1,056)        (927)    (2,097)
   Interest income                   339          399          661        808
   Other expense, net               (406)        (409)        (459)      (461)
                                --------     --------     --------   --------
 INCOME BEFORE INCOME TAXES        6,070        3,678       10,022      5,977
   Income tax provision            2,185          745        3,608      1,148
                                --------     --------     --------   --------
 NET INCOME                     $  3,885      $ 2,933      $ 6,414    $ 4,829
                               =========     ========    =========   ========
 EARNINGS PER SHARE             $    .60      $   .47      $  1.00    $   .78

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                        June 28,     December 31,    June 29,
                                          1997           1996          1996

 ASSETS                               (Unaudited)                  (Unaudited)
  Cash                                 $    6,576     $    4,208    $    5,255
  Accounts receivable-net                  64,317         55,141        70,891
  Finance contracts receivable-net          6,918          5,098         7,842
  Inventories                              17,579         18,642        18,791
  Deferred tax asset                        4,385          5,035         4,397
  Prepaid expenses and other assets         1,391          1,624         1,347
                                       ----------     ----------    ----------
   Total Current Assets                   101,166         89,748       108,523
                                       ----------     ----------    ----------
  Property, plant and equipment-net        23,521         21,678        20,620
  Finance contracts receivable-net,
   non-current                              4,101          3,063         4,604
  Other assets                              5,424          5,636         5,415
                                       ----------     ----------     ---------
 TOTAL ASSETS                           $ 134,212      $ 120,125     $ 139,162
                                       ==========     ==========     =========
 LIABILITIES AND SHAREHOLDERS'EQUITY

  Current portion of long-term debt
   obligations                          $     186      $     178     $     191
  Accounts payable                         18,917         14,384        13,192
  Accrued liabilities                      19,781         17,574        17,865
                                       ----------      ---------     ---------
   Total Current Liabilities               38,884         32,136        31,248
                                       ----------      ---------     ---------
  Line of credit facility                  11,344         10,454        36,102
  Long-term debt obligations                8,645          8,740         8,832
  Other long-term liabilities               1,678          1,594         1,574
  Deferred income taxes                     2,369          2,369         1,425
                                       ----------      ---------     ---------
   Total Long-Term Liabilities             24,036         23,157        47,933
                                       ----------      ---------     ---------
  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,196,898, 6,158,720 and
   6,143,289 shares outstanding,
   respectively                               620            616           614
  Preferred stock, $.10 par value,
   2,000,000 shares authorized,
   250,000 shares designated as
   Series A Preferred Stock,
   no shares issued                             -              -             -
  Capital in excess of par                 26,197         26,155        26,061
  Retained earnings                        44,475         38,061        33,306
                                       ----------      ---------     ---------
   Total Shareholders' Equity              71,292         64,832        59,981
                                       ----------      ---------     ---------
 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $ 134,212      $ 120,125     $ 139,162
                                       ==========      =========     =========

      The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)
                                                    Six Months Ended
                                                  June 28,       June 29,
                                                    1997          1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   6,414    $  4,829

  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                     1,418       1,346
   Increase in finance contracts receivable        (19,033)    (20,038)
   Proceeds from sales of finance contracts         15,913      14,651
   Cost of sales of finance contracts                  482         408
   Net changes in remaining working capital
    items                                             (810)      3,679
                                                   -------     -------
   Net cash provided by operating activities         4,384       4,875
                                                   -------     -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net      (3,182)     (1,579)
  Other assets                                         233         670
                                                   -------     -------
    Net cash (used for) investing activities        (2,949)       (909)
                                                   -------     -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in long-term debt
    obligations                                        (87)          8
  Increase in long-term liabilities                     84         288
  Proceeds from (repayments of) credit facility        890      (1,746)
  Treasury stock repurchase                              -        (535)
  Proceeds from issuance of common stock               239           8
  Purchase of warrant                                 (193)          -
                                                   -------     -------
    Net cash provided by (used for)
     financing activities                              933      (1,977)
                                                   -------     -------
  Net increase in cash                               2,368       1,989
  Cash, beginning of period                          4,208       3,266
                                                   -------     -------
  Cash, end of period                           $    6,576   $   5,255
                                                   =======     =======

 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                     $      898  $    2,081
   Income taxes                                 $    2,251     $ 1,122


      The accompanying notes are an integral part of the financial statements.

                       GEHL COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 28, 1997
                                (Unaudited)

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

        In the opinion of management, the information furnished for the three- and six-month periods ended June 28, 1997 and June 29, 1996 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. Certain reclassifications have been made in the prior year condensed consolidated financial statements to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,479,316 and 6,228,153 for the three months ended June 28, 1997 and June 29, 1996, respectively, and 6,441,828 and 6,215,599 for the six months ended June 28, 1997 and June 29, 1996, respectively.

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


NOTE 4 - INVENTORIES

        If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):
                               June 28,       December 31,       June 29,
                                 1997             1996             1996

 Raw materials and
  supplies                     $ 4,151        $ 3,547           $ 3,713
 Work-in-process                10,146          9,120             7,907
 Finished machines and parts    22,077         24,770            26,044
                               -------        -------           -------
 Total current cost value       36,374         37,437            37,664
 Adjustments to LIFO basis     (18,795)       (18,795)          (18,873)
                               -------        -------           -------
                              $ 17,579       $ 18,642          $ 18,791
                               =======        =======           =======

NOTE 5 - SHAREHOLDER RIGHTS PLAN

        On May 28, 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a rights dividend of one preferred share purchase right (Right) for each share of common stock outstanding on June 16, 1997, and provided that one Right would be issued with each share of common stock thereafter issued. The Shareholder Rights Plan provides that in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company, the Rights, subject to certain limitations, will become exercisable. Each Right once exercisable initially entitles the holder thereof (other than the acquiring person whose rights are cancelled) to purchase from the Company one one-hundredth of a share of Series A preferred stock at an initial exercise price of $55 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, common stock of the Company or common stock of an "acquiring company" having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of common stock. The Rights have no voting power and expire on May 28, 2007.

NOTE 6 - ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

        The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements are both effective for periods beginning after December 15, 1997. The adoption of these statements is not expected to affect the Company's financial condition or results of operations as they are disclosure only pronouncements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 28, 1997 Compared to Three Months Ended June 29,
1996

        Net sales for the second quarter of 1997 were $51.6 million, 16% higher than the $44.5 million in the comparable period of 1996. Gehl Construction's net sales increased 31% to $25.4 million in the second quarter of 1997 from $19.4 million in the second quarter of 1996. The Gehl Construction increase resulted from continued strong demand for the Company's products, particularly rough-terrain telescopic forklifts and skid loaders. Gehl Agriculture's net sales increased 4% to $26.2 million in the second quarter of 1997 from $25.1 million in the second quarter of 1996. The increase was due primarily to an increase in shipments of forage harvesting equipment, manure handling equipment and skid loaders.

        Gross profit increased $2.2 million, or 16%, during the second quarter of 1997 versus the comparable period of 1996, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 30.1% for the second quarter of 1997 from 30.0% in the comparable period of 1996. The shift in product mix of sales to Gehl Construction resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 32.2% in the second quarter of 1997 from 32.3% for the second quarter of 1996. Gross profit as a percent of net sales for Gehl Agriculture decreased to 28.2% in the second quarter of 1997 from 28.3% for the second quarter of 1996.

        Selling, general and administrative expenses increased $343,000, or 4%, during the second quarter of 1997 versus the comparable period of 1996. The Company's continued concentration on cost containment resulted in selling, general and administrative expenses decreasing to 17.3% of net sales during the second quarter of 1997 versus 19.4% in the comparable period of 1996.

        Income from operations in the second quarter of 1997 of $6.6 million was 39% higher than the $4.7 million in the second quarter of 1996.

        Interest expense decreased $597,000, or 57%, to $459,000 in the second quarter of 1997 from $1.1 million in the second quarter of 1996.
The decrease was a result of a reduction in average debt outstanding to $23.8 million in the second quarter of 1997 versus $49.9 million in the second quarter of 1996, combined with a decrease in the average rate of interest paid by the Company to approximately 8.0% in the second quarter of 1997 from 8.3% in the comparable period of 1996. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable and inventory levels and increased shareholders' equity over the past twelve months.

        The Company's effective income tax rate was 36% for the second quarter of 1997 versus 20.3% for the second quarter of 1996.

Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

        Net sales for the first six months of 1997 were $95.3 million, $11.7 million, or 14%, higher than the $83.6 million in the comparable period of 1996. Gehl Construction's net sales increased 27% to $46.2 million in the first six months of 1997 from $36.4 million in the first six months of 1996. The Gehl Construction increase resulted from increased demand for the Company's products, particularly rough-terrain telescopic forklifts and skid loaders. Gehl Agriculture's net sales increased 4% to $49.1 million in the first six months of 1997 from $47.2 in the first six months of 1996. Of the Company's total net sales reported for the first six months of 1997, $16.4 million represented sales made outside of the United States.

        Gross profit increased $4.2 million, or 17%, during the first six months of 1997 versus the comparable period of 1996, primarily due to the increased sales volume. Gross profit as a percent of net sales increased to 29.9% for the first six months of 1997 from 29.1% in the comparable period of 1996. The shift in product mix of sales to Gehl Construction resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 31.5% in the first six months of 1997 from 32.0% in the first six months of 1996. The primary reasons for the decrease were a shift in mix of product shipments and a competitive pricing environment in which price increases have not kept pace with cost increases. Gross profit as a percent of net sales for Gehl Agriculture increased to 28.5% for the first six months of 1997 from 26.9% for the first six months of 1996. The primary reasons for the increase were: 1) reduced product costs due to higher overhead absorption associated with increased levels of production,
2) export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of the shipments in 1997 than in 1996, and 3) the impact of a change in the mix of products shipped in 1997 versus products shipped in comparable 1996.

        Selling, general and administrative expenses increased $1.1 million, or 7%, during the first six months of 1997 versus the comparable period of 1996. The increase in spending is at a lower rate than the increase in sales due to the Company's commitment to containing costs. As a percent of net sales, selling, general and administrative expenses decreased to 18.7% during the first six months of 1997 versus 19.9% in the comparable period of 1996.

        Income from operations in the first six months of 1997 of $10.7 million was 39% higher than the $7.7 million for the comparable period of 1996.

        Interest expense decreased $1.2 million, or 56%, to $927,000 in the first six months of 1997 from $2.1 million in the first six months of 1996. The decrease was a result of a reduction in average debt outstanding to $23.0 million in the first six months of 1997 versus $49.8 million in the comparable period of 1996, combined with a decrease in the average rate of interest paid by the Company to approximately 8.0% in the first six months of 1997 from 8.2% in the comparable period of 1996. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable levels and increased shareholders' equity over the past twelve months.

        Interest income decreased $147,000, or 18%, to $661,000 for the first six months of 1997 from $808,000 in the comparable period of 1996 due primarily to reduced interest income earned on floor plan wholesale receivables and retail finance receivables.

        The Company's effective income tax rate was 36.0% for the first six months of 1997 versus 19.2% for the first six months of 1996.


Financial Condition

        The Company's working capital was $62.3 million at June 28, 1997, as compared to $57.6 million at December 31, 1996, and $77.3 million at June 29, 1996. The increase since December 31, 1996 resulted primarily from seasonal increases in accounts receivable. The decrease since June 29, 1996 was due primarily to a reduction in accounts receivable and increases in accounts payable.

        Capital expenditures for property, plant and equipment during the first six months of 1997 were approximately $3.2 million. The Company plans to make approximately $8.0 million of capital expenditures in 1997, including $4.0 million to expand its two South Dakota manufacturing facilities and add equipment necessary to increase production levels of skid loaders, rough-terrain telescopic forklifts and paving products. Outstanding commitments as of June 28, 1997 totaled approximately $2.1 million, including $1.5 million related to the aforementioned plant expansion projects.

        As of June 28, 1997, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.0%. The Company had available unused borrowing capacity of $53.0 million, $45.4 million, and $36.6 million under the line of credit facility at June 28, 1997, December 31, 1996, and June 29, 1996, respectively. At June 28, 1997, December 31, 1996, and June 29, 1996, the borrowings outstanding under the line of credit facility were $11.3 million, $10.5 million and $36.1 million, respectively.

        The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At June 28, 1997, Gehl serviced $64.3 million of such contracts, of which $52.6 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

        Shareholders' equity at June 28, 1997 was $71.3 million. This amount was $11.3 million higher than the $60.0 million of shareholders' equity at June 29, 1996, due primarily to income earned from June 30, 1996 through June 28, 1997. During the second quarter, the Company reacquired previously issued warrants to purchase 50,000 shares of it's common stock. Warrants to purchase 130,000 shares of the Company's common stock remain outstanding.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on April 16, 1997, John W. Findley, John W. Gehl and Arthur W. Nesbitt were elected as directors of the Company for terms expiring in 2000. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                          Shares Withholding
     Name of Nominee              Shares Voted For             Authority

     John W. Findley                 5,526,320                  38,251
     John W. Gehl                    5,527,445                  37,126
     Arthur W. Nesbitt               5,527,270                  37,301

     The following table sets forth the other directors of the Company whose terms of office continued after the 1997 annual meeting:

                                   Year in Which
          Name of Director         Term Expires

          Fred M. Butler              1998
          William D. Gehl             1998
          John W. Splude              1998
          Thomas J. Boldt             1999
          William P. Killian          1999
          Roger E. Secrist            1999


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

           3.1 Articles of Amendment to the Restated Articles of
               Incorporation of Gehl Company

           3.2 Restated Articles of Incorporation, as amended, of Gehl
               Company

           4.1 Rights Agreement, dated as of May 28, 1997, between Gehl Company and Firstar Trust Company. [Incorporated by reference to Exhibit (4.1) to Gehl Company's Registration Statement on Form 8-A, dated as of May 28, 1997 (Commission File No. 0-18110)]

          27   Financial Data Schedule [included in the EDGAR filing only]

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K, dated May 28, 1997, reporting under
          Item 5 "Other Events" the adoption of a Shareholder Rights Plan was filed with the Securities and Exchange Commission.


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GEHL COMPANY


Date:  August 7, 1997                    By:  /s/ William D. Gehl
                                         William D. Gehl
                                         Chairman of the Board, President
                                         and Chief Executive Officer



Date:  August 7, 1997                    By:  /s/ Kenneth P. Hahn
                                         Kenneth P. Hahn
                                         Vice President of Finance and
                                         Treasurer (Principal Financial
                                         and Accounting Officer)

                                GEHL COMPANY

                                 FORM 10-Q

                               June 28, 1997

                               EXHIBIT INDEX


Exhibit
  No.                 Document Description


3.1 Articles of Amendment to the Restated Articles of Incorporation of Gehl Company

3.2  Restated Articles of Incorporation, as amended, of Gehl Company

4.1 Rights Agreement, dated as of May 28, 1997, between Gehl Company and Firstar Trust Company. [Incorporated by reference to Exhibit (4.1) to Gehl Company's Registration Statement on Form 8-A, dated as of May 28, 1997 (Commission File No. 0-18110)]

27   Financial Data Schedule [included in the EDGAR filing only]