Form 10-Q
period 1997-09-27
GEHL CO
filed 1997-11-10
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 1997

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at September 27, 1997
  Common Stock, $.10 Par Value                           6,199,055

                                 GEHL COMPANY
                                   FORM 10-Q
                               September 27, 1997

                                 REPORT INDEX


                                                                     Page No.

PART I. - FINANCIAL INFORMATION:

     Condensed Consolidated Statements of Income for the
       Three- and Nine-Month Periods Ended September 27, 1997
       and September 28, 1996 . . . . . . . . . . . . . . .               3

     Condensed Consolidated Balance Sheets at September 27, 1997,
       December 31, 1996 and September 28, 1996 . . . . . .               4

     Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended  September 27, 1997 and
       September 28, 1996 . . . . . . . . . . . . . . . . .               5

     Notes to Condensed Consolidated Financial Statements .               6

     Management's Discussion and Analysis of Results of Operations
            and Financial Condition   . . . . . . . . . . .               9


PART II. - OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . .              13

SIGNATURES  .                                                            14

                        PART I - FINANCIAL INFORMATION

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data; unaudited)


                                  Three Months Ended      Nine Months Ended

                              Sept. 27,     Sept. 28,   Sept. 27,   Sept. 28,
                                1997           1996        1997       1996

 NET SALES                    $    48,140  $    40,550  $ 143,407  $ 124,189

   Cost of goods sold              33,333       28,298    100,070     87,569
                                  -------      -------   --------    -------

 GROSS PROFIT                      14,807       12,252     43,337     36,620
  Selling, general and
    administrative expenses         8,885        7,726     26,668     24,367
                                  -------      -------    -------    -------

INCOME FROM OPERATIONS              5,922        4,526     16,669     12,253

   Interest expense                 (412)         (827)    (1,339)    (2,924)
   Interest income                   378           385      1,039      1,193
   Other expense, net               (493)         (587)      (952)    (1,048)
                                  -------       -------    -------   --------
 INCOME BEFORE INCOME TAXES        5,395         3,497     15,417      9,474
   Income tax provision            1,942           876      5,550      2,024
                                  -------       -------    -------   --------
 NET INCOME                       $3,453        $2,621     $9,867     $7,450
                                  =======       =======    =======   ========

 EARNINGS PER SHARE               $  .52        $  .42    $  1.52     $ 1.20

    The accompanying notes are an integral part of the financial statements

                         GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                  September 27,   December 31,  September 28,
                                      1997            1996          1996
                                  -------------   ------------  ------------
 ASSETS                            (Unaudited)                   (Unaudited)
  Cash                              $     3,204    $    4,208     $     5,205
  Accounts receivable-net                63,277        55,141          65,995
  Finance contracts receivable-net        6,507         5,098           5,887
  Inventories                            16,877        18,642          16,238
  Deferred tax asset                      4,112         5,035           4,397
  Prepaid expenses and other assets       1,233         1,624           1,184
                                        -------       -------         -------
   Total Current Assets                  95,210        89,748          98,906
                                        -------       -------         -------

  Property, plant and equipment-net      25,179        21,678          20,642
  Finance contracts receivable-
   net, non-current                       3,904         3,063           3,579
  Other assets                            5,633         5,636           5,783
                                        -------       -------         -------
 TOTAL ASSETS                         $ 129,926     $ 120,125      $  128,910
                                       ========       =======         =======
 LIABILITIES AND SHAREHOLDERS'
 EQUITY

  Current portion of long-term
   debt obligations                   $     193     $    178       $     174
  Accounts payable                       18,197       14,384          14,571
  Accrued liabilities                    20,560       17,574          18,300
                                        -------      -------         -------
   Total Current Liabilities             38,950       32,136          33,045
                                        -------      -------         -------
  Line of credit facility                 3,423       10,454          21,333
  Long-term debt obligations              8,593        8,740           8,786
  Other long-term liabilities             1,722        1,594           1,666
  Deferred income taxes                   2,478        2,369           1,425
                                        -------      -------         -------
    Total Long-Term Liabilities          16,216       23,157          33,210
                                        -------      -------         -------
  Common stock, $.10 par value
   25,000,000 shares authorized,
   6,199,055, 6,158,720 and 6,152,788
   shares outstanding, respectively         620          616             615

  Preferred stock, $.10 par value,
   2,000,000 shares authorized,
   250,000 shares designated as Series A
  Preferred Stock, no shares issued           -            -               -

  Capital in excess of par               26,212       26,155          26,113
  Retained earnings                      47,928       38,061          35,927
                                        -------      -------         -------
   Total Shareholders' Equity            74,760       64,832          62,655
                                        -------      -------         -------
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $ 129,926    $ 120,125       $ 128,910
                                       ========     ========        ========

   The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                    Nine Months Ended

                                               September 27,  September 28,
                                                   1997             1996
                                               ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $      9,867   $      7,450
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                      2,087          2,017
   Increase in finance contracts receivable         (28,693)       (30,053)
   Proceeds from sales of finance contracts          25,462         26,830
   Cost of sales of finance contracts                   981            973
   Net changes in remaining working capital items     1,641         12,952
                                                   --------      ---------
    Net cash provided by operating activities        11,345         20,169
                                                   --------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net      (5,519)        (2,239)
  Other assets                                         144            520
                                                   --------      ---------
   Net cash used for investing activities           (5,375)        (1,719)
                                                   --------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt obligations                128            533
  Decrease in long-term liabilities                    (132)           (55)
  Repayments of credit facility                      (7,031)       (16,515)
  Treasury stock repurchases                              -           (535)
  Proceeds from issuance of common stock                254             61
  Purchase of warrant                                  (193)             -
                                                    --------     ----------
    Net cash used for financing activities           (6,974)       (16,511)

  Net (decrease) increase in cash                    (1,004)         1,939
  Cash, beginning of period                           4,208          3,266
                                                    --------     ----------
  Cash, end of period                          $      3,204   $      5,205
                                                    ========     ==========
 Supplemental disclosure of cash flow
  information:
  Cash paid for the following:
   Interest                                    $      1,319   $      2,920
   Income Taxes                                $      3,820   $      1,810

   The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 27, 1997
                                 (Unaudited)

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

        In the opinion of management, the information furnished for the three- and nine-month periods ended September 27, 1997 and September 28, 1996 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2 - EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of common stock and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants. The weighted average number of shares used in the computations was 6,627,394 and 6,221,449 for the three months ended September 27, 1997 and September 28, 1996, respectively, and 6,503,683 and 6,217,549 for the nine months ended September 27, 1997 and September 28, 1996, respectively.

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


NOTE 4 - INVENTORIES

        If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):
                           September 27,     December 31,      September 28,
                               1997              1996               1996

Raw materials and supplies  $   4,253          $  3,547          $   3,683
Work-in process                 9,236             9,120              8,152
Finished machines and parts    22,183            24,770             23,276
                             --------          --------           --------
Total current cost value       35,672            37,437             35,111
Adjustment to LIFO basis      (18,795)          (18,795)           (18,873)
                             --------          --------           --------
                            $  16,877         $  18,642          $  16,238
                             ========          ========           ========

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

NOTE 7 - SUBSEQUENT EVENTS

     On October 2, 1997, the Company acquired from Brunel Holdings, plc ("Brunel Holdings") all of the issued and outstanding shares of capital stock of Brunel America Inc. ("Brunel America"). The total cash consideration paid by the Company at the closing of the acquisition was $27,700,000.

     The acquisition was consummated in accordance with the terms of a Stock Purchase Agreement, dated September 12, 1997, by and between the Company and Brunel Holdings. In connection with the acquisition, the Company (a) acquired the Brunel America stock from Brunel Holdings for $26,700,000; and (b) entered into a five (5) year Noncompetition Agreement with Brunel Holdings pursuant to which the Company paid to Brunel Holdings the sum of $1,000,000. The purchase price is subject to a post-closing net worth adjustment.

     To provide financing for the acquisition, the Company borrowed $27,700,000 under its existing credit facility.

     In connection with the acquisition, the Company, through Brunel America, acquired all of the issued and outstanding shares of capital stock of the following direct and indirect subsidiaries of Brunel America: Mustang America, Inc.; Mustang Manufacturing Company, Inc.; Mustang Finance Inc.; and Mustang International, Inc. (collectively referred to as the "Mustang Subsidiaries").

     The Mustang Subsidiaries design, manufacture and distribute skid steer loaders and related attachments. The Company intends to continue to operate the business of the Mustang Subsidiaries at their present headquarters and manufacturing location in Owatonna, Minnesota and to conduct the business of the Mustang Subsidiaries in substantially the same manner as such business had been conducted prior to the acquisition.

     The acquisition was accounted for as a purchase. Since the acquisition was completed after the end of the 1997 third quarter, the results for such quarter do not include any results of Brunel America or the Mustang Subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 27, 1997 Compared to Three Months Ended September 28, 1996

  Net sales for the third quarter of 1997 of $48.1 million were 19% higher than the $40.6 million of net sales in the comparable period of 1996. Gehl Construction's net sales increased 32% to $24.2 million in the third quarter of 1997 from $18.5 million in the third quarter of 1996. This increase resulted primarily from continued strong demand for skid steer loaders and rough-terrain telescopic forklifts. Gehl Agriculture's net sales increased 8% to $23.9 million in the third quarter of 1997 from $22.1 million in the third quarter of 1996. This increase was primarily the result of higher shipment levels of feedmaking equipment and skid steer loaders in the third quarter of 1997 than in the comparable period of 1996.

   Gross profit increased $2.6 million, or 21%, during the third quarter of 1997 versus the comparable period of 1996, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 30.8% for the third quarter of 1997 from 30.2% in the comparable period of 1996. The shift in product mix of sales toward Gehl Construction and the improvement in the Gehl Agriculture gross margin resulted in the overall Company increase in gross profit as a percentage of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 31.3% in the third quarter of 1997 from 32.1% in the third quarter of 1996. The primary reason for the decrease was a competitive pricing environment in which, generally, price increases have not kept pace with cost increases as well in 1997 as in 1996. Gross profit as a percent of net sales for Gehl Agriculture increased to 30.2% in the third quarter of 1997 from 28.6% in the comparable period of 1996. The primary reasons for the increase were: 1) reduced product costs due to higher overhead absorption associated with increased levels of production,
2) export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of third quarter shipments in 1997 than in 1996, and 3) the impact of a change in the mix of products shipped in the third quarter of 1997 versus products shipped in comparable 1996.

   Selling, general and administrative expenses increased $1.2 million, or 15%, during the third quarter of 1997 versus the comparable period of 1996 primarily due to selling expenses associated with higher sales levels. As a percent of net sales, selling, general and administrative expenses decreased to 18.5% during the third quarter of 1997 versus 19.1% in the comparable period of 1996.

   Income from operations in the third quarter of 1997 was $5.9 million versus $4.5 million in the third quarter of 1996. The increase was primarily due to increased sales volume, the overall increase in gross margin percentage and a decline in selling, general and administrative expenses as a percent of net sales.

   Interest expense decreased $415,000, or 50%, to $412,000 in the third quarter of 1997 from $827,000 in the third quarter of 1996. The decrease was a result of a reduction in average debt outstanding to $18.5 million in the third quarter of 1997 versus $38.8 million in the third quarter of 1996, combined with a decrease in the average rate of interest paid by the Company to 8.1% in the third quarter of 1997 versus 8.2% in the comparable period of 1996. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivable levels and increased shareholders' equity over the past twelve months.

     Other expense, net was $493,000 in the third quarter of 1997 versus $587,000 in the third quarter of 1996. The decrease was primarily due to lower costs of selling finance contracts receivable in the third quarter of 1997 versus the comparable period of 1996. The decrease in the costs of such sales was primarily the result of selling approximately $3.0 million less contracts in the third quarter of 1997 as compared with the 1996 third quarter.

   The Company's effective income tax rate was 36% for the third quarter of 1997 versus 25.1% for the third quarter of 1996.

Nine Months Ended September 27, 1997 Compared to Nine Months Ended September 28, 1996

   Net sales for the first nine months of 1997 of $143.4 million were $19.2 million, or 15%, higher than the $124.2 million of net sales in the comparable period of 1996. Gehl Construction's net sales increased 28% to $70.4 million in the first nine months of 1997 from $54.9 million in the first nine months of 1996. This increase resulted from increased demand for the Company's products, particularly rough-terrain telescopic forklifts and skid steer loaders. Gehl Agriculture's net sales increased 5% to $73.0 million in the first nine months of 1997 from $69.3 million in the first nine months of 1996. Of the Company's total net sales reported for the first nine months of 1997, $23.7 million represented sales made outside of the United States.

   Gross profit increased $6.7 million, or 18%, in the first nine months of 1997 versus the comparable period of 1996, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 30.2% for the first nine months of 1997 from 29.5% in the comparable period of 1996. The shift in product mix of sales toward Gehl Construction and the improvement in the Gehl Agriculture gross margin resulted in the overall Company increase in gross profit as a percent of net sales. Gross profit as a percent of net sales for Gehl Construction decreased to 31.4% in the first nine months of 1997 from 32.1% in the first nine months of 1996. The primary reason for the decrease was a competitive pricing environment in which, generally, price increases have not kept pace with cost increases as well in 1997 as in 1996. Gross profit as a percent of net sales for Gehl Agriculture increased to 29.0% for the first nine months of 1997 from 27.4% for the first nine months of 1996. The primary reasons for the Gehl Agriculture percentage improvement were: 1) reduced product costs due to higher overhead absorption associated with increased levels of production, 2) export sales, typically made at a lower gross margin than domestic sales, constituting a lower portion of sales in the first nine months of 1997 than in 1996, and 3) the impact of a change in the mix of products shipped in the first nine months of 1997 versus products shipped in comparable 1996.

   Selling, general and administrative expenses increased $2.3 million, or 9%, during the first nine months of 1997 versus the comparable period of 1996 primarily due to increased selling expenses associated with higher sales levels. Selling, general and administrative expenses increased at a lower rate than the increase in net sales due to the Company's commitment to cost containment. As a percent of net sales, selling, general and administrative expenses decreased to 18.6% during the first nine months of 1997 versus 19.6% in the comparable period of 1996.

     Income from operations in the first nine months of 1997 of $16.7 million was 36% higher than the $12.3 million for the comparable period of 1996.

     Interest expense decreased $1.6 million, or 54%, to $1.3 million in the first nine months of 1997 from $2.9 million in the first nine months of 1996. The decrease was a result of a reduction in average debt outstanding to $21.5 million in the first nine months of 1997 versus $45.9 million in the comparable period of 1996, combined with a decrease in the average rate of interest paid by the Company to 8.1% in the first nine months of 1997 from 8.3% in the comparable period of 1996. The decrease in the average debt outstanding was primarily the result of cash flow generated from reduced accounts receivables levels and increased shareholders' equity over the past twelve months.

  Interest income decreased $154,000, or 13%, to $1,039,000 for the first nine months of 1997 from $1,193,000 in the comparable period of 1996 due primarily to reduced interest income earned on floor plan wholesale receivables and retail finance receivables.

     The Company's effective income tax rate was 36% for the first nine months of 1997 versus 21.4% for the first nine months of 1996.

Financial Condition

   The Company's working capital was $56.3 million at September 27, 1997, as compared to $57.6 million at December 31, 1996 and $65.9 million at September 28, 1996. The decrease since September 28, 1996 was due primarily to a reduction in accounts receivable, reduced cash balances and increases in current liabilities.

   Capital expenditures for property, plant and equipment during the first nine months of 1997 were approximately $5.5 million. The Company expects to make approximately $8.1 million of capital expenditures during 1997, including expanding its two South Dakota manufacturing facilities and adding equipment to increase production levels of skid loaders, rough-terrain telescopic forklifts and paving products. Outstanding commitments as of September 27, 1997 totaled approximately $2.0 million, including $1.5 million related to the aforementioned plant expansion projects.

   As of September 27, 1997, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 6.0%. The Company had available unused borrowing capacity of $59.8 million, $45.4 million and $42.5 million under the line of credit facility at September 27, 1997, December 31, 1996 and September 28, 1996, respectively. At September 27, 1997, December 31, 1996 and September 28, 1996, the borrowings outstanding under the line of credit facility were $3.4 million, $10.5 million and $21.3 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and finance service companies to sell, with recourse, its finance contracts receivable. The Company continues to service all contracts whether or not sold. At September 27, 1997, Gehl serviced $64.2 million of such contracts, of which $53.8 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

    Shareholders' equity at September 27, 1997 was $74.8 million. This amount was $12.1 million higher than the $62.7 million of shareholders' equity at September 28, 1996, due primarily to income earned from September 29, 1996 through September 27, 1997.

     As reflected in Note 7 to Notes to Condensed Consolidated Financial Statements, on October 2, 1997, the Company completed its acquisition of Brunel America Inc. and related subsidiaries. The purchase price of the acquisition was funded by borrowing under the Company's existing line of credit facility. The Company believes that following the acquisition its line of credit facility and arrangements to sell finance contracts will continue to provide sufficient liquidity to fund the Company's operations for the foreseeable future.

Special Note Regarding Forward-Looking Statements

     The statements which are not historical facts contained in the Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, competitive conditions in the markets served by the Company, market acceptance of existing and new products manufactured by the Company, changes in the cost of raw materials and component parts purchased by the Company, changes in interest and currency exchange rates, general economic conditions, and the ability of the Company to successfully integrate its recent acquisition of Brunel America Inc. and related subsidiaries. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and the Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 2 Stock Purchase Agreement, dated as of September 12, 1997, between Gehl Company and Brunel Holdings, plc. [Incorporated by reference to Exhibit 2 to Gehl Company's Current Report on Form 8-K, dated October 2, 1997]

          Exhibit 4 Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries [Incorporated by reference to Exhibit 4.1 to Gehl Company's Current Report on Form 8-K, dated October 2, 1997]

          Exhibit 27    Financial Data Schedule [EDGAR version only]

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

          Following the end of such quarter, the Company filed a Current Report on Form 8-K, dated October 2, 1997, reporting under Item 2 the Company's acquisition of Brunel America Inc. and related subsidiaries.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GEHL COMPANY

Date:  November 7, 1997                       By: /s/ William D. Gehl
                                              William D. Gehl
                                              Chairman of the Board, President
                                              and Chief Executive Officer



Date:  November 7, 1997                       By: /s/ Kenneth P. Hahn
                                              Kenneth P. Hahn
                                              Vice President of Finance and
                                              Treasurer (Principal Financial
                                              and Accounting Officer)

                                 GEHL COMPANY

                                   FORM 10-Q

                              September 27, 1997

                                 EXHIBIT INDEX


Exhibit
Number         Document Description


 2 Stock Purchase Agreement, dated as of September 12, 1997, between Gehl Company and Brunel Holdings, plc. [Incorporated by reference to
          Exhibit 2 to Gehl Company's Current Report on Form 8-K, dated October 2, 1997]

 4 Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries [Incorporated by reference to Exhibit 4.1 to Gehl Company's Current Report on Form 8-K, dated October 2, 1997]

 27       Financial Data Schedule [EDGAR version only]