Form 10-K405
period 1997-12-31
GEHL CO
filed 1998-03-12
CIK 856386

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                           _________________________


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
     For the fiscal year ended December 31, 1997
                                       OR

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

                      Rights to Purchase Preferred Shares
                                (Title of class)

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

     Aggregate market value of voting stock held by non-affiliates of the registrant: $123,817,683.00 at February 16, 1998.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 16, 1998:


                    Class                          Shares Outstanding
   Common Stock, $.10 Par Value                         6,240,565


                      DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 1997 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 1998 Annual Meeting of Shareholders
        (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                GEHL[R] COMPANY
                               _________________

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                     For The Year Ended December 31, 1997

                                                                   Page
Part I


Item 1             Business   . . . . . . . .                      1

Item 2             Properties . . . . . . . .                      8

Item 3             Legal Proceedings  . . . . .                    8

Item 4             Submission of Matters to a Vote of
                   Security Holders . . . . . .                    9

                   Executive Officers of the Registrant            9

Part II

Item 5             Market for Registrant's Common Equity
                   and Related Shareholder Matters  . . .         11

Item 6             Selected Financial Data  .                     11

Item 7             Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  11

Item 7A            Quantitative and Qualitative Disclosures
                   About Market Risk  . . . . . . .               11

Item 8             Financial Statements and Supplementary Data    11

Item 9             Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure         11

Part III

Item 10            Directors and Executive Officers of the
                   Registrant . . . . . . . . . . . . . . .       12

Item 11            Executive Compensation . .                     12

Item 12            Security Ownership of Certain Beneficial
                   Owners and Management . . . . . .              12

Item 13            Certain Relationships and Related
                   Transactions . . . . . . .                     12

Part IV

Item 14            Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K  . . .                     13

Signatures. . . . . . . . . . . . . . . . . .                     14

                                     Part I

Item 1.  Business

Overview

     Gehl Company (the "Company" or "Gehl") designs, manufactures, distributes, sells and finances equipment used in the light construction equipment and the agricultural equipment industries. The Company's construction segment ("Gehl Construction") manufactures and markets skid steer loaders, rough-terrain telescopic forklifts, and asphalt pavers used by contractors, sub-contractors, owner operators and municipalities. The Company's agricultural segment ("Gehl Agriculture") has manufactured agricultural implements for 139 years, and today markets a broad range of equipment used primarily in the dairy and livestock industries, including haymaking, forage harvesting, materials handling (skid steer loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is currently the largest non-tractor agricultural equipment manufacturer in North America.

     On October 2, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Brunel America, Inc. and Subsidiaries, including Mustang Manufacturing Company, Inc. ("Mustang") from Brunel Holdings, plc. Mustang[R] designs, manufactures and distributes skid steer loaders and related attachments. Gehl acquired the Brunel America, Inc. stock for $26.7 million; and entered into a five year non-competition agreement with the seller pursuant to which Gehl paid $1.0 million. The Company borrowed $27.7 million under its existing credit facility to fund the acquisition. The acquisition has been accounted for as a purchase transaction and resulted in the recording of $14.0 million of goodwill. The results of the Mustang operations have been included in the Company's operating results since the date of the acquisition.

     Equipment for Gehl Construction is manufactured in Minnesota and in two South Dakota facilities and equipment for Gehl Agriculture is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

     The statements which are not historical facts contained in this Form 10-K and other information provided by the Company are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, competitive conditions in the markets served by the Company, market acceptance of existing and new products manufactured by the Company, changes in the cost of raw materials and component parts purchased by the Company, changes in interest and currency exchange rates, general economic conditions, and the ability of the Company to successfully integrate its recent acquisition of the Mustang operations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Business Segments

     The Company operates in two business segments, construction and agriculture. The following table shows certain information relating to the Company's operations by industry segment:

                                        (dollars in thousands)

                                       Year ended December 31,
                        1995                1996                 1997

                  Amount      %      Amount         %     Amount        %
 Net sales:
 Gehl
   Construction   $64,381    42.0%  $70,826      44.4%   $101,635     51.6%
 Gehl
   Agriculture     89,071    58.0    88,836      55.6      95,420     48.4
                  -------    ----   -------      ----    --------     ----
     Total       $153,452    100%  $159,662      100%    $197,055     100%

 Income from
  operations:

 Gehl
   Construction   $13,164    96.7%  $12,967      83.4%   $16,277      74.5%
  Gehl
   Agriculture        449     3.3     2,580      16.6      5,571      25.5
                  -------    ----   -------      ----    -------      -----
     Total        $13,613    100%   $15,547      100%    $21,848      100%


     The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction and agriculture markets, see Note 13 of "Notes to Consolidated Financial Statements", included on Pages 22 and 23 of the Gehl Company 1997 Annual Report to Shareholders, which pages are incorporated by reference herein.

Gehl Construction

Products:

     Gehl Construction markets equipment in the following three product areas:

     1. Skid Steer Loaders - Gehl Construction offers seven models of Gehl skid steer loaders which feature a choice of hand-operated controls or hand and foot controls and four models of Mustang skid steer loaders which feature a choice of T-bar, hand only and hand/foot controls. The skid steer loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid steer loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

     2. Rough-Terrain Forklifts - Gehl markets six models of Dynalift[R] rough-terrain telescopic forklifts and one model of the Dyna-Handler[R], a rough-terrain telescopic forklift with digging capabilities. These forklifts are designed to handle heavy loads (up to 10,000 pounds) reaching horizontally and vertically for use by a variety of customers, including masons, roofers and building contractors.

     3. Asphalt Pavers - Four models of Power Box[R] pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

Marketing and Distribution:

     The Company maintains a separate distribution system for Gehl Construction. The Company markets its equipment in North America through 336 independent dealers (with 627 outlets) and worldwide through 64 distributors. The Company has no Company-owned dealers and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors in Gehl Construction accounted for approximately 14% of the Company's sales for the year ended December 31, 1997; however, no single dealer or distributor accounted for more than 2.5% of the Company's sales for that period. Sales of the skid steer loader product line by Gehl Construction accounted for more than 19% of the Company's net sales in 1995, 1996 and 1997. Sales of the rough terrain forklift product line by Gehl Construction accounted for more than 17% of the Company's net sales in 1995, 1996 and 1997.

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

Industry and Competition:

       Gehl Construction's product lines face competition in each of their markets. In general, each line competes with a small group of from seven to twelve different companies. No one company competes directly with Gehl Construction across all of its product lines. In the compact asphalt paving equipment market niche Gehl serves, the Company believes it is first or second in terms of market share. In the rough-terrain telescopic forklift market, the Company believes it and four other competitors share at least 75% of the market among them. In the skid steer loader product market, three other companies (exclusive of Gehl) share over 80% of the market. The Company believes that it shares a greater portion of the balance of the skid steer loader market than does any of its remaining competitors. The Company competes within the light construction equipment markets based primarily on price, quality, service and distribution.

     Gehl Construction's primary markets outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid steer loader market in most of these markets.

Gehl Agriculture

Products:
     Gehl Agriculture markets equipment in five product areas.

     1. Haymaking - Gehl's haymaking line includes a broad range of products used to harvest and process hay crops for livestock feed. The Company offers disc mowers, a wide range of pull-type disc mower conditioners, hay rakes and variable-chamber round balers.

     2. Forage Harvesting - The Company believes that it currently manufactures and sells one of the industry's most complete lines of forage harvesting equipment, including forage harvesters, wagons and blowers.

     3. Materials Handling - Gehl Agriculture's materials handling line consists of seven different models of Gehl skid steer loaders and the Dyna-Handler forklift. The skid steer loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material. The Dyna-Handler is a rough-terrain telescopic forklift with digging capabilities. The skid steer loader and Dyna-Handler forklift are marketed by both Gehl Agriculture and Gehl Construction.

     4. Manure Handling - Gehl offers a broad range of manure spreaders, including the Scavenger . The Scavenger[R] "V-Tank" side-discharge manure spreader incorporates a hydraulically controlled auger which allows the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets four models of rear-discharge box spreaders.

     5. Feedmaking - The Company believes that it offers the broadest line of portable feedmaking equipment in the industry. Gehl Agriculture offers the Gehl Mix-All[R] line of grinder mixers and a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution:

     In North America, Gehl's agricultural equipment is sold through approximately 500 geographically dispersed dealers (with 556 outlets). Seventy-one of these dealers are located in Canada. Gehl Agriculture also markets products through 31 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

     It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl Agriculture is not dependent for its sales on any specific dealer or group of dealers. The top ten dealers and distributors in Gehl Agriculture accounted for approximately 6% of the Company's sales for the year ended December 31, 1997 and no one dealer or distributor accounted for over 1% of the Company's sales during that period. Sales of the Gehl skid steer loader product line by Gehl Agriculture accounted for more than 15% of the Company's net sales in 1995, 1996 and 1997.

     The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

     The Company employs district sales managers to assist its agricultural dealers in the promotion and sale of its product and regional service managers to assist in warranty and servicing matters. The Company currently operates three service parts distribution centers located in: Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company also contracts for two service parts distribution locations in Rockwood, Ontario and Saskatoon, Saskatchewan.

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

     Gehl Agriculture primarily serves the dairy and livestock industries. Compared to a more volatile period in the late 1980's through 1992, milk prices, cash income, land values, and the general economy were more favorable and stable for the dairy farmer in 1993 through 1997. These more favorable conditions and lower debt to equity ratios than generally experienced in most of the 1980's led to increased buying by farmers of agriculture equipment in 1993 and 1994. In 1995, 1996 and 1997 industry market demand varied, with demand for the Company's products generally lower than in 1994.

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

Backlog

     The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 1997 was $34.9 million versus $42.7 million at December 31, 1996. Virtually all orders in the backlog at December 31, 1997 are expected to be shipped in 1998. The decreased backlog at December 31, 1997 was due primarily to the reduced level of Gehl Construction backlog. Order backlog is lower in Gehl Construction due to the introduction of a new series of telescopic handlers in December 1997, for which orders were not received prior to year-end, and a change in the Construction dealer order pattern resulting in dealers placing orders at a point in time closer to their expected utilization of the machinery.

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

     The Company provides interest-free floor plan financing to its dealers, in Gehl Construction for varying periods of time generally up to six months and in Gehl Agriculture generally for up to one year. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at rates between 1.5% to 3.25% above the prime rate or on occasion provides an interest-free extension of up to six months upon payment by the dealer of a curtailment of 20% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 90% of Gehl's accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing:

     The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance , the Company's finance division. Retail financing is provided in Canada by third parties at rates subsidized by the Company. The Company does not offer or sponsor retail financing outside of North America.

     The Company maintains arrangements with third parties pursuant to which the Company sells with recourse certain of the Company's retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 24 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 3 of "Notes to Consolidated Financial Statements," Page 18, and "Management's Discussion and Analysis," Page 13 of the Gehl Company 1997 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees

     As of December 31, 1997, the Company had 1,192 employees, of which 801 were hourly employees and 391 were salaried employees. At the production facilities in West Bend, Wisconsin, one of five Gehl production facilities, 223 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires December 31, 1999. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-four years.

Manufacturing

     During 1997, the Company completed expansion if its two South Dakota manufacturing facilities and believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 1998.

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

     In addition to the equipment it manufacturers, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's sales in 1997.

Research and Development

     The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvement to existing products. The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.3 million, $2.2 million and $1.4 million on research and development for the years ended December 31, 1997, 1996 and 1995, respectively.

Patents and Trademarks

     The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl , the Mustang name and the group of patents relating to the Scavenger manure spreader, the business of the Company is not dependent on any single patent or trademark or group of patents or trademarks.

Export Sales

     Information regarding the Company's export sales is included in Note 13 of "Notes to Consolidated Financial Statements," Page 23, of the Gehl Company 1997 Annual Report to Shareholders, which page is incorporated by reference herein.

Item 2.  Properties

     The following table sets forth certain information as of December 31, 1997, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 13, of the Gehl Company 1997 Annual Report to Shareholders, which page is incorporated by reference herein. For information regarding collateral pledges, see Note 6 of "Notes to Consolidated Financial Statements", included on Page 19, of the Gehl Company 1997 Annual Report to Shareholders, which page is incorporated by reference herein.

                      Approximate       Owned
                      Floor Area        or
                      in Square         Leased
                      Feet                           Principal Uses


 West Bend, WI            450,000       Owned        General offices
                                                     and engineering,
                                                     research and
                                                     development and
                                                     manufacture of
                                                     products for Gehl
                                                     Agriculture

 Madison, SD              130,000       Owned        Manufacture of
                                                     Gehl skid steer
                                                     loaders for Gehl
                                                     Construction and
                                                     Gehl Agriculture

 Lebanon, PA              170,000       Owned(1)     Manufacture of
                                                     products for Gehl
                                                     Agriculture

 Yankton, SD              100,000       Owned        Manufacture of
                                                     products for Gehl
                                                     Construction

 Owatonna, MN             235,000       Owned        Manufacture of
                                                     Mustang skid steer
                                                     loaders for Gehl
                                                     Construction

(1) This facility is financed with the proceeds from the sale of industrial development bonds maturing in 2010.

     The Company also operates three service parts centers located in:
Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company leases these facilities, except for the Minneapolis center which is owned. The leases have terms ranging from three to five years. The Company anticipates no difficulty in retaining adequate leased facilities, either by renewing existing leases prior to expiration or by replacing them with equivalent leased facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

Executive Officers of the Registrant.

     Set forth below is certain information concerning the executive officers of the Company as of February 1, 1998:


 Name, Age and Position                 Business Experience



 William D. Gehl, 51,                   Mr. Gehl has served as
   Chairman, President,                 Chairman of the Board
   Chief Executive                      of Directors of the
   Officer and Director                 Company since April,
                                        1996.  Mr. Gehl has
                                        served as President and
                                        Chief Executive Officer
                                        of the Company since
                                        November, 1992 and has
                                        served as a director of
                                        the Company since 1987.
                                        From January, 1990
                                        until joining the
                                        Company, Mr. Gehl
                                        served as Executive
                                        Vice President, Chief
                                        Operating Officer,
                                        General Counsel and
                                        Secretary of The
                                        Ziegler Companies, Inc.
                                        (a financial services
                                        holding company).  Mr.
                                        Gehl held various
                                        senior management
                                        positions with The
                                        Ziegler Companies from
                                        1978 to 1990.

 Victor A. Mancinelli, 54,              Mr. Mancinelli has
   Executive Vice                       served as Executive
   President and                        Vice President and
   Chief Operating Officer              Chief Operating Officer
                                        of the Company since
                                        November, 1992.  From
                                        1990 to 1992, Mr.
                                        Mancinelli served as
                                        Group Vice President of
                                        W.H. Brady Co.  From
                                        1987 to 1990, Mr.
                                        Mancinelli served as
                                        President and Chief
                                        Operating Officer of
                                        Syracuse China Corp., a
                                        subsidiary of Canadian
                                        Pacific Ltd.  From 1985
                                        to 1987, Mr. Mancinelli
                                        served as Vice
                                        President International
                                        Business for Simplex
                                        Tire Reorder Co.  Prior
                                        to 1985, Mr. Mancinelli
                                        served in a variety of
                                        management positions
                                        with Cummins Engine
                                        Company, Inc.

 John W. Gehl, 56,                      Mr. Gehl has served as
   Vice President,                      Vice President,
   International                        International of the
                                        Company since 1992.
                                        Mr. Gehl joined the
                                        Company in 1962 and has
                                        served as a Vice
                                        President of the
                                        Company since 1977 and
                                        in a variety of
                                        positions in marketing,
                                        manufacturing and
                                        strategic planning.
                                        Mr. Gehl has been a
                                        director of the Company
                                        since 1974.  Mr. Gehl
                                        has announced his
                                        retirement as an
                                        officer of the Company
                                        effective March 1,
                                        1998.

 Kenneth P. Hahn, 40                    Mr. Hahn joined the
   Vice President of                    Company as Corporate
   Finance                              Controller in April,
   and Treasurer                        1988.  Mr. Hahn was
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


 Michael J. Mulcahy, 51,                Mr. Mulcahy has served
   Vice President,                      as General Counsel of
   Secretary                            the Company since 1974
   and General Counsel                  and became Secretary in
                                        1977 and a Vice
                                        President in 1986.  Mr.
                                        Mulcahy has also
                                        served, since 1988, as
                                        President of Equipco
                                        Insurance Company,
                                        Ltd., which provides
                                        liability insurance
                                        coverage for equipment
                                        manufacturers,
                                        including the Company.

 Richard J. Semler, 58,                 Mr. Semler joined the
   Vice President of                    Company in May, 1960
   Data Systems                         and has served in his
                                        current position with
                                        the Company since
                                        January, 1977.

     All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The 1998 Annual Meeting of Shareholders is currently scheduled for April 29, 1998. The Company has employment agreements with William D. Gehl, pursuant to which he is to serve as President and Chief Executive Officer of the Company through the expiration of the agreement on December 31, 1998, and Victor A. Mancinelli, pursuant to which he is to serve as Executive Vice President and Chief Operating Officer of the Company through the expiration of the agreement on September 30, 1998.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters.

     Information required by this item is included on Page 25 of the Gehl Company 1997 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

     Information required by this item is included on Page 24 of the Gehl Company 1997 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Information required by this item is included on Pages 10 through 13 of the Gehl Company 1997 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Item 8.  Financial Statements and Supplementary Data.

     Information required by this item is included on Page 9 and Pages 14 through 23 of the Gehl Company 1997 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

                                   PART III

Item 10.  Directors and Executive Officers of the
          Registrant.

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders ("Proxy Statement")F1. Information with respect to executive officers of the Company appears at the end of Part I, Pages 9 through 10 of this Annual Report on Form 10-K.

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

     There are no relationships or related transactions to be reported pursuant to this item.


<F1>  The Proxy Statement will be filed with the Commission pursuant to
Regulation 14A within 120 days after the end of the Company's fiscal year.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

          (a) 1 and 2. Financial statements and financial statement schedule.

               Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 15 hereof.

               3.  Exhibits.

               Reference is made to the separate exhibit index contained on Pages 18 through 21 hereof.

          (b)  Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K, dated October 17, 1997, reporting (pursuant to Items 2 and 7) the acquisition of all of the issued and outstanding shares of capital stock of Brunel America, Inc. In connection with this acquisition, the Company, through Brunel America, Inc., acquired all of the issued and outstanding shares of capital stock of the following direct and indirect subsidiaries of Brunel America, Inc.: Mustang America, Inc.; Mustang Manufacturing Company, Inc.; Mustang Finance Inc.; and Mustang International, Inc.

               The Company filed an amendment, dated December 16, 1997, to the above-referenced Form 8-K, which amendment includes Financial Statements and Pro-Forma Financial Information relating to the acquisition of all of the issued and outstanding stock of Brunel America, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEHL COMPANY

Date:  March 6, 1998               By /s/ William D. Gehl
                                   William D. Gehl,
                                   Chairman of the Board, President and Chief
                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                         Date

/s/ William D. Gehl      Chairman of the Board, President,   March 6, 1998
William D. Gehl          Chief Executive Officer
                         and Director
                         (Principal Executive Officer)

/s/ Kenneth P. Hahn      Vice President of Finance           March 6, 1998
Kenneth P. Hahn          and Treasurer
                         (Principal Financial and
                         Accounting Officer)

/s/ Thomas J. Boldt      Director                            March 6, 1998
Thomas J. Boldt

/s/ Fred M. Butler       Director                            March 6, 1998
Fred M. Butler

/s/ John W. Gehl         Director                            March 6, 1998
John W. Gehl

/s/ William P. Killian   Director                            March 6, 1998
William P. Killian

/s/ Arthur W. Nesbitt    Director                            March 6, 1998
Arthur W. Nesbitt

/s/ Roger E. Secrist     Director                            March 6, 1998
Roger E. Secrist

/s/ John W. Splude       Director                            March 6, 1998
John W. Splude

                         GEHL COMPANY

                INDEX TO FINANCIAL STATEMENTS AND

                 FINANCIAL STATEMENT SCHEDULES


                                                             Page(s) in
                                                              Annual Report*

             The following documents are filed as
             part of this report:
             (1) Financial Statements:
               Report of Independent Accountants                       9
               Consolidated Balance Sheets at
                 December 31, 1997 and 1996                           14
               Consolidated Statements of Income
                 for the three years ended
                 December 31, 1997                                    15
               Consolidated Statements of
                 Shareholders' Equity for the
                 three years ended December 31, 1997                  15
               Consolidated Statements of Cash
                 Flows for the three years ended
                 December 31, 1997                                    16
               Notes to Consolidated Financial
                 Statements                                           17-23

* Incorporated by reference from the indicated pages of the Gehl Company 1997 Annual Report to Shareholders.

                                                                    Page in
                                                                   Form 10-K


             (2) Financial Statement Schedule:
               Report of Independent Accountants
                      on Financial Statement Schedule                 16
               For the three years ended
                 December 31, 1997 --
                   Schedule II - Valuation and Qualifying Accounts    17


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Gehl Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 1998 appearing in the 1997 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
February 10, 1998

                         GEHL COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                            Additions
                                      --------------------
                           Balance    Charged to                       Balance
                           Beginning  Costs and   Acquired             at End
Period       Description   of Year    Expenses    Balances  Deductions of Year
------       -----------   ---------  ----------  --------- ---------- -------
Year Ended
December 31,
1995       Return &
            Allowances       $115    $    -      $     -     $     -    $  115

           Allowance for
            Doubtful
            Accounts-Trade
            Receivables       639       165            -          52       752

           Volume
            Discounts       1,990     2,026            -       2,213     1,803

           Product
            Discontinuance  1,600         -            -         265     1,335
                           ------    ------       ------     -------    ------
           Total           $4,344    $2,191      $     -      $2,530    $4,005
                           ======    ======      =======     =======    ======
           Allowances of
            Doubtful
            Accounts -
            Retail
            Contracts      $  504    $  428      $     -      $  365    $  567
                           ======    ======     ========     =======    ======
           Inventory
            Obsolescence
            Reserve        $4,052    $  502      $   -        $1,777    $2,777
                           ======    ======      =======     =======    ======
           Income Tax
            Valuation
            Allowance      $5,687    $    -      $   -        $3,038    $2,649
                           ======    ======      =======     =======    ======
Year Ended
December 31,
1996
           Return &
            Allowances     $  115    $   35      $   -        $   -     $  150

           Allowance for
            Doubtful
            Accounts-Trade
            Receivables       752        64          -           255       561

           Volume
            Discounts       1,803     2,389          -         2,463     1,729

           Product
            Discontinuance  1,335      (131)         -           429       775
                           ------    ------      ------      -------    ------
           Total           $4,005    $2,357      $   -        $3,147    $3,215
                           ======    ======      ======      =======    ======
           Allowances of
            Doubtful
            Accounts -
            Retail
            Contracts      $  567    $  276      $   -        $  252    $  591
                           ======    ======      ======      =======    ======
           Inventory
            Obsolescence
            Reserve        $2,777    $  527      $   -        $1,564    $1,740
                           ======    ======      ======      =======    ======
           Income Tax
            Valuation
            Allowance      $2,649    $    -      $   -        $1,414    $1,235
                           ======    ======      ======      =======    ======
Year Ended
December 31,
1997
           Return &
            Allowances     $  150    $    -      $   -        $   -     $  150

           Allowance for
            Doubtful
            Accounts-Trade
            Receivables       561       144        388            25     1,068

            Volume
             Discounts      1,729     2,674          -         2,705     1,698

            Product
             Discontinuance   775         -          -           458       317
                           ------    ------      ------      -------    ------
            Total          $3,215    $2,818     $  388        $3,188    $3,233
                           ======    ======     =======      =======    ======
            Allowances of
             Doubtful
             Accounts -
             Retail
             Contracts     $  591    $  355     $   28        $   91    $  883

            Inventory
             Obsolescence
             Reserve       $1,740    $  576     $  265        $  982    $1,599
                           ======    ======     ======       =======    ======
            Income Tax
             Valuation
             Allowance     $1,235    $    -     $    -        $  268    $  967
                           ======    ======     ======       =======    ======

                                  GEHL COMPANY

                               INDEX TO EXHIBITS

Exhibit Number                Document Description

(2) Stock Purchase Agreement, dated as of September 12, 1997, between Gehl Company and Brunel Holdings, plc [Incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, dated October 17, 1997]

(3.1) Restated Articles of Incorporation, as amended, of Gehl Company [Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.]

(3.2)        By-laws of Gehl Company, as amended [Incorporated by reference to
             Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to
             Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2) First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to
             Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4) Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996.

(4.5) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 17, 1997]

(4.6) Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998.

(4.7) Common Stock Purchase Warrant No. 2, dated June 4, 1997, from Gehl Company to William L. Dahl, SVCC TTEE, The Dahl Children's Trust, FBO James A. Dahl U/A/D 12-31-84.

(4.8) Common Stock Purchase Warrant No. 3, dated June 4, 1997, from Gehl Company to William L. Dahl, SVCC TTEE, The Dahl Children's Trust, FBO Kathryn W. Dahl U/A/D 12-31-84.

(4.9) Common Stock Purchase Warrant No. 4, dated June 4, 1997 from Gehl Company to Rock Creek Partners LTD.

(4.10) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.11) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

(4.12) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(4.13) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.14) Rights Agreement, dated as of May 28, 1997, between Gehl Company and Firstar Trust Company [Incorporated by reference to Exhibit
             4.1 to the Company's Registration Statement on Form 8-A, dated as of May 28, 1997]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. J.W. Gehl, Hahn, Mulcahy and Semler [Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)].

(10.2)* Gehl Company Director Stock Grant Plan [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997]

(10.3)* Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 19, 1997

(10.4)* Employment Agreement by and between Victor A. Mancinelli and Gehl Company, dated as of October 1, 1995 [Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.5)*      Supplemental Retirement Benefit Agreement by and between William
             D. Gehl and Gehl Company [Incorporated by reference to Exhibit
             10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.6)*      Supplemental Retirement Benefit Agreement by and between Victor
             A. Mancinelli and Gehl Company [Incorporated by reference to
             Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.7)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.8)*      Gehl Savings Plan, as amended and restated executed March 17,
             1997.

(10.9)* Gehl Company Retirement Income Plan "B", as amended [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(10.10)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.11)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to
             Exhibit 4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.12)* Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.13)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.15) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.16) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to
             Exhibit 10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.17) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 1997 Annual Report to Shareholders that are incorporated by reference herein

(21)         Subsidiaries of Gehl Company

(23)         Consent of Price Waterhouse LLP

(27)         Financial Data Schedule

(99) Proxy Statement for 1998 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1998 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report or Form 10-K)

* A management contract or compensatory plan or arrangement.


Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.