Form 10-K/A
period 1997-12-31
GEHL CO
filed 1998-03-31
CIK 856386

FORM 10-K/A

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

                         Commission file number 0-18110

                                Gehl Company
             (Exact name of registrant as specified in its charter)

        Wisconsin                                     39-0300430
(State or other jurisdiction            (I.R.S Employer Identification No.)
 of incorporation or organization)


  143 Water Street, West Bend, WI                              53095
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

    The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K filed March 12, 1998. The financial data schedules for each of the noted periods other than the financial data schedule for the year ended December 31, 1997 are being amended to restate EPS amounts calculated under Statement of Financial Accounting Standards No. 128, "Earnings per Share".

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)      1 and 2.  Financial statements and financial statement schedule

             Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 15 hereof.

             3.  Exhibits

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GEHL COMPANY

                         By /s/ Kenneth P. Hahn
                                Kenneth P. Hahn
                                Vice President of Finance and Treasurer
                               (Principal Financial and Accounting Officer)

Date:  March 31, 1998

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

(4.3) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4)# Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996.

(4.5) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 17, 1997]

(4.6)# Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998.

(4.7)# Common Stock Purchase Warrant No. 2, dated June 4, 1997, from Gehl Company to William
                                   L. Dahl, SVCC TTEE, The Dahl Children's
                                   Trust, FBO James A. Dahl U/A/D 12-31-84.

(4.8)# Common Stock Purchase Warrant No. 3, dated June 4, 1997, from Gehl Company to William
                                   L. Dahl, SVCC TTEE, The Dahl Children's
                                   Trust, FBO Kathryn W. Dahl U/A/D 12-31-84.

(4.9)# Common Stock Purchase Warrant No. 4, dated June 4, 1997 from Gehl Company to Rock Creek Partners LTD.

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

(10.2)* Gehl Company Director Stock Grant Plan [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997]

(10.3)*# Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 19, 1997

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

(10.7)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.8)*# Gehl Savings Plan, as amended and restated executed March 17, 1997.

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

(10.13)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan. [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.15) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.16) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.17) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13)# Portions of the Gehl Company 1997 Annual Report to Shareholders that are incorporated by reference herein

(21)#                              Subsidiaries of Gehl Company

(23)#                              Consent of Price Waterhouse LLP

(27)# Financial Data Schedule for twelve month period ended December 31, 1997.

(27.2) Restated Financial Data Schedule for twelve month period ended December 31, 1995.

(27.3) Restated Financial Data Schedule for three month period ended March 30, 1996.

(27.4) Restated Financial Data Schedule for six month period ended June 29, 1996.

(27.5) Restated Financial Data Schedule for nine month period ended September 28, 1996.

(27.6) Restated Financial Data Schedule for twelve month period ended December 31, 1996.

(27.7) Restated Financial Data Schedule for three month period ended March 29, 1997.

(27.8) Restated Financial Data Schedule for six month period ended June 28, 1997.

(27.9) Restated Financial Data Schedule for nine month period ended September 27, 1997.

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

* A management contract or compensatory plan or arrangement.
# Previously filed.
  Except as otherwise noted, all documents incorporated by reference are to Commission File No. 01-18110.