Form 10-Q
period 1998-03-28
GEHL CO
filed 1998-05-12
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 1998

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

                    Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at March 28, 1998
 Common Stock, $.10 Par Value                                    6,392,929

                                 GEHL COMPANY
                                   FORM 10-Q
                                March 28, 1998
                                  REPORT INDEX

                                                                Page No.

PART I. - FINANCIAL INFORMATION:

  Item 1.  Financial Statements
     Condensed Consolidated Statements of Income for the
       Three-Month Periods Ended March 28, 1998 and
       March 29, 1997 . . . . . . . . . . . . . . . . . .             3

     Condensed Consolidated Balance Sheets at March 28, 1998,
       December 31, 1997, and March 29, 1997  . . . . . .             4

     Condensed Consolidated Statements of Cash Flows for the
       Three-Month Periods Ended March 28, 1998 and
       March 29, 1997 . . . . . . . . . . . . . . . . . .             5

     Notes to Condensed Consolidated Financial Statements             6

  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . .          8

  Item 3.  Quantitive and Qualitative Disclosures about Market Risk   9

PART II. - OTHER INFORMATION:

  Item 2.  Changes in Securities and Use of Proceeds  . .            10

  Item 5.  Other Information  . . . . . . . . . . . . . .            10

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . .            10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .            11

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)


                                              Three Months Ended

                                          March 28,    March 29,
                                            1998         1997

 NET SALES                                $ 61,288    $  43,675
   Cost of goods sold                       45,437       30,692
                                          --------    ---------
 GROSS PROFIT                               15,851       12,983
   Selling, general and
    administrative expenses                 10,873        8,832
                                          --------    ---------
 INCOME FROM OPERATIONS                      4,978        4,151

   Interest expense                         (1,176)        (468)
   Interest income                             346          322
   Other expense, net                          (18)         (53)
                                          --------    ---------
 INCOME BEFORE INCOME TAXES                  4,130        3,952
   Income tax provision                      1,466        1,423
                                          --------    ---------
 NET INCOME                              $   2,664    $   2,529
                                          ========    =========

 EARNINGS PER SHARE

   Diluted                               $     .40    $     .39

   Basic                                 $     .42    $     .41

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                       March 28,    December 31,   March 29,
                                          1998         1997          1997
ASSETS                               (Unaudited)                 (Unaudited)
  Cash                               $     3,049    $     1,239   $     3,137
  Accounts receivable-net                 86,602         72,190        64,420
  Finance contracts receivable-net         9,670          8,210         5,763
  Inventories                             32,793         30,340        17,483
  Deferred tax assets                      4,217          4,217         5,035
  Prepaid expenses and other assets        1,584          1,645         1,821
                                     -----------    -----------   -----------
   Total Current Assets                  137,915        117,841        97,659
                                     -----------    -----------   -----------
  Property, plant and equipment-net       34,941         35,082        22,487
  Finance contracts receivable-net,
   non-current                             3,531          3,031         3,446
  Intangible assets                       14,650         14,816            -
  Other assets                             5,546          5,453         5,666
                                     -----------    -----------   -----------
 TOTAL ASSETS                        $   196,583    $   176,223   $   129,258
                                     ===========    ===========   ===========
 LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Current portion of long-term debt
   obligations                       $       689    $       672   $       181
  Accounts payable                        26,555         22,212        16,142
  Accrued liabilities                     23,695         21,444        18,934
                                     -----------    -----------   -----------
   Total Current Liabilities              50,939         44,328        35,257
                                     -----------    -----------   -----------
  Line of credit facility                 49,252         39,357        13,717
  Long-term debt obligations               9,515          9,689         8,697
  Other long-term liabilities              1,929          1,855         1,671
  Deferred income taxes                    3,421          3,421         2,369
                                     -----------    -----------   -----------
   Total Long-Term Liabilities            64,117         54,322        26,454
                                     -----------    -----------   -----------

  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,392,929, 6,212,686 and
   6,188,685 shares issued,
   respectively                              640            621           619
  Preferred stock, $.10 par value,
   2,000,000 shares authorized,
   250,000 shares designated as
   Series A Preferred Stock,
   no shares issued                            -              -             -
  Capital in excess of par                27,590         26,319        26,338
  Retained earnings                       53,297         50,633        40,590
                                     -----------    -----------   -----------
   Total Shareholders' Equity             81,527         77,573        67,547
                                     -----------    -----------   -----------
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $  196,583    $   176,223   $   129,258
                                     ===========    ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)


                                                         Three Months Ended
                                                       March 28,    March 29,
                                                          1998         1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $   2,664   $    2,529
  Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
   Depreciation and amortization                         1,232          697
   Increase in finance contracts receivable             (7,784)      (6,254)
   Proceeds from sales of finance contracts              5,745        5,127
   Cost of sales of finance contracts                       79           79
   Net changes in remaining working capital items      (10,210)      (5,299)
                                                     ----------  -----------
    Net cash used for operating activities              (8,274)      (3,121)
                                                     ----------  -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net            (918)      (1,482)
  Other assets                                            (100)          46
                                                     ----------  -----------
    Net cash used for investing activities              (1,018)      (1,436)
                                                     ----------  -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit facility                  9,895        3,263
  Proceeds from issuance of common stock                 1,290          186
  Decrease in long-term debt obligations                  (157)         (40)
  Increase in long-term liabilities                         74           77
                                                     ----------  -----------
    Net cash provided by financing activities           11,102        3,486
                                                     ----------  -----------

  Net increase (decrease) in cash                        1,810       (1,071)
  Cash, beginning of period                              1,239        4,208
                                                     ----------  -----------
  Cash, end of period                               $    3,049    $   3,137
                                                     ==========  ===========

 Supplemental disclosure of cash flow
  information:
  Cash paid for the following:
   Interest                                         $     1,057   $     444
   Income Taxes                                     $        65   $      23

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 1998
                                   (Unaudited)

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

         In the opinion of management, the information furnished for the three-month periods ended March 28, 1998 and March 29, 1997 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended March 28, 1998 are not necessarily indicative of the results to be expected for the entire year.

         It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2 - INCOME TAXES

         The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits.

NOTE 3 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                        March 28,    December 31     March 29,
                          1998          1997           1997
                       ---------     -----------     --------
 Raw materials and
  supplies              $15,934        $14,830        $ 8,935
 Work in process          5,768          5,182          5,150
 Finished machines
  and parts              30,341         29,578         22,193
                       ----------    -----------     ---------
 Total current cost
  value                  52,043         49,590         36,278
 Adjustment to LIFO
  basis                 (19,250)       (19,250)       (18,795)
                       ----------    -----------     ----------
                        $32,793        $30,340        $17,483
                       ==========    ===========     ==========

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits: an amendment of FASB Statements No. 87, 88 and 106" which is effective for financial statements beginning after December 15, 1997. The adoption of this statement is not expected to effect the Company's financial condition or results of operations as it is a disclosure only pronouncement. Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", the effect of which was immaterial to the financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was adopted effective January 1, 1998. The related footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ended December 31, 1998 as required.

NOTE 5 - EARNINGS PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares, and if applicable, common stock equivalents which would arise from the exercise of stock options and warrants.

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

                           March 28, 1998           March 29, 1997
                           --------------          ---------------
 Basic shares                 6,274                      6,185
 Effect of warrants
  and options                   393                        219
                           --------------          ---------------
 Diluted shares               6,667                      6,404
                           ==============          ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended March 28, 1998 Compared to Three Months Ended March 29,
1997

     Net sales for the first quarter of 1998 of $61.3 million were $17.6 million, or 40%, higher than the $43.7 million in the comparable period of 1997 due, in part, to the shipment of Mustang skid loaders in 1998 as a result of the fourth quarter 1997 acquisition of this product line. Construction equipment net sales increased 64% to $34.1 million in the first quarter of 1998 from $20.7 million in the first quarter of 1997. The increase in sales of construction equipment was due primarily to higher telescopic handler shipments and the aforementioned Mustang skid loader shipments. Agriculture equipment sales increased 19% to $27.2 million in the first quarter of 1998 from $23.0 million in the first quarter of 1997. The increase was due primarily to increased shipments of skid loaders and shipments of a new, larger model of disc mower conditioner. Of the Company's total net sales reported for the first quarter of 1998, $9.7 million were made outside of the United States.

     Gross profit increased $2.9 million, or 22%, during the first quarter of 1998 versus the comparable period of 1997 due primarily to increased sales volume. Gross profit as a percent of net sales decreased to 25.9% for the first quarter of 1998 from 29.7% in the comparable period of 1997. Gross profit as a percent of net sales for construction equipment decreased to 24.4% in the first quarter of 1998 from 30.7% in the first quarter of 1997. This decrease was due primarily to: 1) shipments of Mustang skid loaders which have lower gross margins than other Company sales of construction equipment; 2) competitive pressures restricting price increases to lower levels than the cost increases incurred by the Company; and 3) certain inefficiencies related to the start-up manufacturing of the new telescopic handler product. Gross profit as a percent of net sales for agriculture equipment decreased to 27.7% in the first quarter of 1998 from 28.8% for the first quarter of 1997. The primary reason for the decrease was the impact of a change in the mix of products shipped in the first quarter of 1998 versus products shipped in comparable 1997.

     Selling, general and administrative expenses increased $2 million, or 23%, during the first quarter of 1998 versus the comparable period of 1997 due primarily to operating costs related to Mustang skid loader operations. As a percent of net sales, selling, general and administrative expenses decreased to 17.7% of net sales during the first quarter of 1998 versus 20.2% in the comparable period of 1997.

     First quarter 1998 income from operations of $5.0 million was 20% higher than the $4.2 million for the first quarter of 1997.

     Interest expense increased $708,000, to $1,176,000 in the first quarter of 1998 from $468,000 in the first quarter of 1997. The increase was a result of an increase in average debt outstanding to $56.1 million in the first quarter of 1998 versus $21.3 million in the first quarter of 1997. The average rate of interest paid by the Company in the first quarter of 1998 remained constant at 8.1% in relation to the comparable period of 1997. The increase in the average debt outstanding was primarily the result of the indebtedness related to the Mustang acquisition.

Financial Condition

     The Company's working capital was $87.0 million at March 28, 1998, as compared to $73.5 million at December 31, 1997, and $62.4 million at March 29, 1997. The increase since December 31, 1997 resulted primarily from seasonal increases in accounts receivable. The working capital increase from March 29, 1997 was due primarily to the working capital associated with the acquired Mustang operations.

     Capital expenditures for property, plant and equipment during the first quarter of 1998 were approximately $918,000. The Company plans to make a total of approximately $5.3 million of capital expenditures in 1998. Outstanding commitments as of March 28, 1998 totaled approximately $400,000.

     As of March 28, 1998, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.7%. The Company had available unused borrowing capacity of $24.1 million, $28.3 million and $50.6 million under the line of credit facility at March 28, 1998, December 31, 1997, and March 29, 1997, respectively. At March 28, 1998, December 31, 1997, and March 29, 1997, the borrowings outstanding under the line of credit facility were $49.3 million, $39.4 million and $13.7 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At March 28, 1998, the Company serviced $66.3 million of such contracts, of which $53.2 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

     Shareholders' equity at March 28, 1998 was $81.5 million. This was $14.0 million higher than the $67.5 million of shareholders' equity at March 29, 1997, due primarily to income earned from March 30, 1997 through March 28, 1998.

     Certain matters discussed in the Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of statement will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that described the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, general economic conditions, interest and foreign currency fluctuations, and the ability of the Company to successfully integrate the Mustang operations. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          On March 3, 1998, the Company issued an aggregate of 130,000 shares of common stock to entities controlled by James H. Dahl pursuant to the exercise of Common Stock Purchase Warrants (the "Warrants").
          The Warrants, which were originally issued to the State of Wisconsin Investment Board in March 1993, had a per share exercise price of $7.00. The Company realized an aggregate of $910,000 upon exercise of the Warrants. The shares of common stock issued upon exercise of the Warrants were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5.   Other Information

          On April 29, 1998, John W. Findley resigned as a director of the Company in order to devote more time to his philanthropic activities.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule [EDGAR version only]


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 28, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GEHL COMPANY


Date:  May 11, 1998                            By:  /s/ William D. Gehl
                                                     William D. Gehl
                                                     Chairman, President and
                                                     Chief Executive Officer



Date:  May 11, 1998                            By:  /s/ Kenneth P. Hahn
                                                     Kenneth P. Hahn
                                                     Vice President of Finance
                                                     and Treasurer (Principal
                                                     Financial and Accounting
                                                     Officer)

                                 GEHL COMPANY
                                   FORM 10-Q
                                March 28, 1998
                                 EXHIBIT INDEX


Exhibit
Number         Document Description



27        Financial Data Schedule [EDGAR version only]