Form 10-Q
period 1998-06-27
GEHL CO
filed 1998-08-11
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 1998

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                          Outstanding at June 27, 1998
Common Stock, $.10 Par Value                                 6,401,824

                                  GEHL COMPANY

                                   FORM 10-Q

                                  June 27, 1998

                                  REPORT INDEX


                                                                     Page No.

PART I. - FINANCIAL INFORMATION:

  Item 1. Financial Statements

       Condensed Consolidated Statements of Income for the
       Three- and Six-Month Periods Ended June 27, 1998
       and June 28, 1997  . . . . . . . . . . . . . . . .                  3

       Condensed Consolidated Balance Sheets at June 27, 1998,
       December 31, 1997, and June 28, 1997 . . . . . . .                  4

       Condensed Consolidated Statements of Cash Flows for the
       Six-Month Periods Ended June 27, 1998 and
       June 28, 1997  . . . . . . . . . . . . . . . . . .                  5

       Notes to Condensed Consolidated Financial Statements                6

  Item 2. Management's Discussion and Analysis of Results of Operations
       and Financial Condition  . . . . . . . . . . . . .                  8

  Item 3. Quantitive and Qualitative Disclosures about Market Risk        11

PART II. - OTHER INFORMATION:

  Item 4. Submission of Matters to a Vote of Security Holders             11

  Item 5. Other Information . . . . . . . . . . . . . . .                 12

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . .                 12


SIGNATURES  .                                                             13

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                            GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share data; unaudited)


                                 Three Months Ended         Six Months Ended
                                 June 27,    June 28,      June 27,  June 28,
                                   1998        1997         1998        1997
 NET SALES                       $ 75,231   $ 51,592      $136,519   $ 95,267
   Cost of goods sold              54,056     36,045        99,493     66,737
                                 --------   --------      --------   --------
 GROSS PROFIT                      21,175     15,547        37,026     28,530

   Selling, general and
    administrative expenses        11,676      8,951        22,549     17,783
                                 --------   --------      --------   --------

 INCOME FROM OPERATIONS             9,499      6,596        14,477     10,747

   Interest expense                (1,251)      (459)       (2,427)      (927)
   Interest income                    407        339           753        661
   Other expense, net                (578)      (406)         (596)      (459)
                                 --------   --------      --------   --------
 INCOME BEFORE INCOME TAXES         8,077      6,070        12,207     10,022

   Income tax provision             2,867      2,185         4,333      3,608
                                 --------   --------      --------   --------
 NET INCOME                      $  5,210   $  3,885      $  7,874   $  6,414
                                 ========   ========      ========   ========

 EARNINGS PER SHARE
   Diluted                      $     .78   $    .60     $    1.18  $    1.00

   Basic                        $     .81   $    .63     $    1.24  $    1.04

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                        June 27,     December 31,    June 28,
                                          1998           1997         1997
 ASSETS                                 (Unaudited)                (Unaudited)
  Cash                                 $    6,380      $    1,239   $    6,576
  Accounts receivable-net                  85,084          72,190       64,317
  Finance contracts receivable-net         10,766           8,210        6,918
  Inventories                              26,953          30,340       17,579
  Deferred tax assets                       4,217           4,217        4,385
  Prepaid expenses and other assets         1,422           1,645        1,391
                                       ----------      ----------   ----------
   Total Current Assets                   134,822         117,841      101,166
                                       ----------      ----------   ----------

  Property, plant and equipment-net        34,552          35,082       23,521
  Finance contracts receivable-net,
   non-current                              3,924           3,031        4,101
  Intangible assets                        14,484          14,816            -
  Other assets                              5,482           5,453        5,424
                                        ---------      ----------    ---------
 TOTAL ASSETS                           $ 193,264       $ 176,223    $ 134,212
                                        =========      ==========    =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt
   obligations                          $     661       $     672    $     186
  Accounts payable                         27,219          22,212       18,917
  Accrued liabilities                      25,880          21,444       19,781
                                        ---------       ---------    ---------
   Total Current Liabilities               53,760          44,328       38,884
                                        ---------       ---------    ---------
  Line of credit facility                  37,732          39,357       11,344
  Long-term debt obligations                9,623           9,689        8,645
  Other long-term liabilities               1,947           1,855        1,678
  Deferred income taxes                     3,421           3,421        2,369
                                        ---------       ---------    ---------
   Total Long-Term Liabilities             52,723          54,322       24,036
                                        ---------       ---------    ---------
  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,401,824, 6,212,686 and 6,196,898
   shares outstanding, respectively           640             621          620
  Preferred stock, $.10 par value,
   2,000,000 shares authorized,
   250,000 shares designated as
   Series A Preferred Stock,
   no shares issued                             -               -            -
  Capital in excess of par                 27,634          26,319       26,197
  Retained earnings                        58,507          50,633       44,475
                                        ---------       ---------    ---------
   Total Shareholders' Equity              86,781          77,573       71,292
                                        ---------       ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $ 193,264       $ 176,223    $ 134,212
                                        =========       =========    =========

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)
                                                        Six Months Ended
                                                       June 27,     June 28,
                                                         1998         1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $      7,874     $    6,414

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         2,469          1,418
   Increase in finance contracts receivable            (25,031)       (19,033)
   Proceeds from sales of finance contracts             20,994         15,913
   Cost of sales of finance contracts                      588            482
   Net changes in remaining working capital items          159           (810)
                                                  ------------     ----------
    Net cash provided by operating activities            7,053          4,384
                                                  ------------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net          (1,598)        (3,182)
  Other assets                                             (38)           233
                                                  ------------     ----------
    Net cash (used for) investing activities            (1,636)        (2,949)
                                                  ------------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt obligations                   (77)           (87)
  Increase in long-term liabilities                         92             84
  (Repayments of) proceeds from credit facility         (1,625)           890
  Proceeds from issuance of common stock                 1,334            239
  Purchase of warrant                                       -            (193)
                                                  ------------     ----------
    Net cash (used for) provided by
     financing activities                                 (276)           933
                                                  ------------     ----------
  Net increase in cash                                   5,141          2,368
  Cash, beginning of period                              1,239          4,208
                                                  ------------     ----------
  Cash, end of period                             $      6,380     $    6,576
                                                  ============     ==========
 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:
   Interest                                       $      2,329     $      898
   Income taxes                                   $      2,449     $    2,251

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 27, 1998
                                  (Unaudited)

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

         In the opinion of management, the information furnished for the three- and six-month periods ended June 27, 1998 and June 28, 1997 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the six months ended June 27, 1998 are not necessarily indicative of the results to be expected for the entire year, due in part, to the seasonal nature of the Company's business.

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

NOTE 3 - INVENTORIES

         If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):
                                 June 27,      December 31,     June 28,
                                   1998            1997           1997
                                ---------      ------------    ---------
 Raw materials and supplies       $13,217           $14,830      $9,601
 Work-in-process                    5,522             5,182       4,697
 Finished machines and parts       27,464            29,578      22,076
                                ---------      ------------    ---------
 Total current cost value          46,203            49,590      36,374
 Adjustments to LIFO basis        (19,250)          (19,250)    (18,795)
                                ---------      ------------    ---------
                                  $26,953           $30,340     $17,579
                                =========      ============    =========

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to effect the Company's financial condition or results of operations. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement
Benefits: an amendment of FASB Statements No. 87, 88 and 106" was adopted January 1, 1998. This statement revises disclosure requirements for pension and other postretirement benefit plans. The revised rules are intended to improve the understandability of benefit disclosures, to eliminate certain requirements that the FASB believes are no longer necessary, and to standardize footnote disclosures. None of the SFAS No. 132 changes affect the measurement or the recognition of benefit costs. The appropriate footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ending December 31, 1998. Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", the effect of which was immaterial to the financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was adopted effective January 1, 1998. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The appropriate footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ending December 31, 1998 as required.

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

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

 For the second quarter ended:    June 27, 1998     June 28, 1997
                                  -------------     -------------
 Basic shares                          6,399             6,191
 Effect of warrants and options          290               288
                                       -----             -----
 Diluted shares                        6,689             6,479
                                       =====             =====

 For the six months ended:        June 27, 1998     June 28, 1997
                                  -------------     -------------
 Basic shares                          6,336             6,188
 Effect of warrants and options          342               254
                                       -----             -----
 Diluted shares                        6,678             6,442
                                       =====             =====


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 27, 1998 Compared to Three Months Ended June 28, 1997

         Net sales for the second quarter of 1998 were $75.2 million, 46% higher than the $51.6 million in the comparable period of 1997. The increase was primarily due to the shipment of Mustang skid loaders in 1998, which product line was acquired in the fourth quarter of 1997, as well as increased demand for existing products and sales of newly introduced products. Construction equipment's net sales increased 79% to $45.4 million in the second quarter of 1998 from $25.4 million in the second quarter of 1997. The construction equipment increase resulted from continued strong demand for the Company's rough-terrain telescopic handlers and the aforementioned Mustang skid loader product shipments. Agriculture equipment's net sales increased 14% to $29.8 million in the second quarter of 1998 from $26.2 million in the second quarter of 1997. The increase was due primarily to the introduction of new product offerings, including a forage harvester with a crop processing attachment and a wider model disc mower conditioner. Of the Company's total net sales reported for the second quarter of 1998, $12.3 million represented sales made outside of the United States compared with $8.3 million in the comparable period of 1997. The increase is due primarily to the addition of Mustang product sales.

         Gross profit increased $5.6 million, or 36%, during the second quarter of 1998 versus the comparable period of 1997 due primarily to increased sales volume. Gross profit as a percent of net sales decreased to 28.1% for the second quarter of 1998 from 30.1% in the comparable period of 1997. Gross profit as a percent of net sales for construction equipment decreased to 26.3% in the second quarter of 1998 from 32.2% for the second quarter of 1997. This decrease was due primarily to: 1) shipments of Mustang skid loaders which have lower gross margins than other Company sales of construction equipment; and 2) competitive pressures restricting price increases to lower levels than the cost increases incurred by the Company. Gross profit as a percent of net sales for agricultural equipment increased to 31.0% in the second quarter of 1998 from 28.2% for the second quarter of 1997. The primary reason for the increase was the impact of a change in the mix of products shipped in the second quarter of 1998 versus products shipped in comparable 1997.

         Selling, general and administrative expenses increased $2.7 million, or 30%, during the second quarter of 1998 versus the comparable period of 1997, due primarily to operating costs related to Mustang skid loader operations. As a percent of net sales, selling, general and administrative expenses decreased to 15.5% of net sales during the second quarter of 1998 versus 17.3% in the comparable period of 1997.

         Second quarter 1998 income from operations of $9.5 million was 44% higher than the $6.6 million in the second quarter of 1997.

         Interest expense increased $792,000 to $1,251,000 in the second quarter of 1998 from $459,000 in the second quarter of 1997. The increase was a result of an increase in average debt outstanding to $59.0 million in the second quarter of 1998 versus $23.8 million in the second quarter of 1997, offset by the average rate of interest paid by the Company decreasing to approximately 7.8% in the second quarter of 1998 from 8.0% in the comparable period of 1997. The increase in the average debt outstanding was primarily the result of the indebtedness related to the Mustang acquisition.


Six Months Ended June 27, 1998 Compared to Six Months Ended June 28, 1997

         Net sales for the first six months of 1998 were $136.5 million, 43% higher than the $95.3 million in the comparable period of 1997. The increase was primarily due to the shipment of Mustang skid loaders as well as increased demand for existing products and sales of newly introduced products. Construction equipment's net sales increased 72% to $79.5 million in the first six months of 1998 from $46.2 million in the first six months of 1997. The construction equipment increase resulted from continued strong demand for the Company's rough-terrain telescopic handler and the aforementioned Mustang skid loader shipments. Agriculture equipment's net sales increased 16% to $57.0 million in the first six months of 1998 from $49.1 in the first six months of 1997. The increase was due primarily to skid loader shipments and the introduction of new product offerings, including a forage harvester with a crop processing attachment and a wider model disc mower conditioner. Of the Company's total net sales reported for the first six months of 1998, $22.0 million represented sales made outside of the United States compared with $16.4 million in the comparable period of 1997. The increase is due primarily to the addition of Mustang product sales. As the Company has increased its sales of construction equipment products, the Company has been successful in reducing the seasonality of its sales. However, some sales seasonality still remains, primarily in April through June, the Company's second fiscal quarter which historically has tended to be the Company's strongest quarter for sales, while the Company has historically experienced lower sales levels in its first and fourth fiscal quarters in January through March and October through December, respectively.

         Gross profit increased $8.5 million, or 30%, during the first six months of 1998 versus the comparable period of 1997, primarily due to increased sales volume. Gross profit as a percent of net sales decreased to 27.1% for the first six months of 1998 from 29.9% in the comparable period of 1997. Gross profit as a percent of net sales for construction equipment decreased to 25.5% in the first six months of 1998 from 31.5% in the first six months of 1997. This decrease was due primarily to: 1) shipments of Mustang skid loaders which have lower gross margins than other Company sales of construction equipment; and 2) competitive pressures restricting price increases to lower levels than the cost increases incurred by the Company. Gross profit as a percent of net sales for agricultural equipment increased to 29.4% for the first six months of 1998 from 28.5% for the first six months of 1997. The primary reasons for the increase were: 1) export sales, typically made at a lower gross margin than domestic sales, constituting a smaller portion of the shipments in 1998 versus 1997; and 2) the impact of a change in the mix of products shipped in 1998 versus products shipped in comparable 1997.

         Selling, general and administrative expenses increased $4.8 million, or 27%, during the first six months of 1998 versus the comparable period of 1997 due primarily to operating costs related to Mustang skid loader operations. As a percent of net sales, selling, general and administrative expenses decreased to 16.5% during the first six months of 1998 versus 18.7% in the comparable period of 1997.

         Income from operations in the first six months of 1998 of $14.5 million was 35% higher than the $10.7 million for the comparable period of 1997.

         Interest expense increased $1.5 million to $2.4 million in the first six months of 1998 from $927,000 in the first six months of 1997. The increase was a result of an increase in average debt outstanding to $57.5 million in the first six months of 1998 versus $23.0 million in the comparable period of 1997, offset by a decrease in the average rate of interest paid by the Company to approximately 7.9% in the first six months of 1998 from 8.0% in the comparable period of 1997. The increase in the average debt outstanding was primarily the result of the indebtedness related to the Mustang acquisition.

Financial Condition

         The Company's working capital was $81.1 million at June 27, 1998, as compared to $73.5 million at December 31, 1997, and $62.3 million at June 28, 1997. The increase since December 31, 1997 resulted primarily from seasonal increases in accounts receivable. The increase since June 28, 1997 was due primarily to the working capital associated with the acquired Mustang operations.

         The Company's cash flow provided by operating activities in the first six months of 1998 was $7.1 million versus $4.4 million in comparable 1997. The second quarter 1998 cash flow provided by operations was $15.3 million compared to 1997's second quarter of $7.5 million provided by operations.
This increase was due primarily to a reduction in inventory and accounts receivable in the second quarter of 1998.

         Capital expenditures for property, plant and equipment during the first six months of 1998 were approximately $1.6 million. The Company plans to make approximately $5.0 million of capital expenditures in 1998. Outstanding commitments as of June 27, 1998 totaled approximately $300,000.

         As of June 27, 1998, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.6%. The Company had available unused borrowing capacity of $35.8 million, $28.3 million, and $53.0 million under the line of credit facility at June 27, 1998, December 31, 1997, and June 28, 1997, respectively. At June 27, 1998, December 31, 1997, and June 28, 1997, the borrowings outstanding under the line of credit facility were $37.7 million, $39.4 million and $11.3 million, respectively.

         The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At June 27, 1998, Gehl serviced $73.3 million of such contracts, of which $58.6 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

         Shareholders' equity at June 27, 1998 was $86.8 million. This amount was $15.5 million higher than the $71.3 million of shareholders' equity at June 28, 1997, due primarily to income earned from June 29, 1997 through June 27, 1998.

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to effect the Company's financial condition or results of operations. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement
Benefits: an amendment of FASB Statements No. 87, 88 and 106" was adopted January 1, 1998. This statement revises disclosure requirements for pension and other postretirement benefit plans. The revised rules are intended to improve the understandability of benefit disclosures, to eliminate certain requirements that the FASB believes are no longer necessary, and to standardize footnote disclosures. None of the SFAS No. 132 changes affect the measurement or the recognition of benefit costs. The appropriate footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ending December 31, 1998. Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", the effect of which was immaterial to the financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was adopted effective January 1, 1998. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The appropriate footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ending December 31, 1998 as required.

         Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates" or "expects," or words of similar import.
Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, general economic conditions, unanticipated events related to resolving the Year 2000 issue, interest and foreign currency fluctuations, and the ability of the Company to successfully integrate the Mustang operations.
Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of shareholders held on April 29, 1998, Fred M. Butler, William D. Gehl and John W. Splude were elected as directors of the Company for terms expiring in 2001. The following table sets forth certain information with respect to the election of directors at the annual meeting:
                                              Shares Withholding
     Name of Nominee       Shares Voted For       Authority

     Fred M. Butler            4,884,751           793,606
     William D. Gehl           4,885,588           792,769
     John W. Splude            4,884,751           793,606

     The following table sets forth the other directors of the Company whose terms of office continued after the 1998 annual meeting:

                                  Year in Which
          Name of Director         Term Expires

          Thomas J. Boldt             1999
          William P. Killian          1999
          Roger E. Secrist            1999
          John W. Gehl                2000
          Arthur W. Nesbitt           2000

Item 5.   Other Information

    Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, ("Rule 14a-8"), that are intended to be presented at the 1999 annual meeting must be received by the Company no later than November 13, 1998 to be included in the Company's proxy materials for that meeting. Further, a shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in the Company's By-Laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-Laws, to the Secretary of the Company not less than 60 days and not more than 90 days prior to the last Thursday in the month of April. Under the By-Laws for purposes of the 1999 annual meeting of shareholders, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 on or prior to February 28, 1999, then the notice will be considered untimely and the Company will not be required to present such proposal at the 1999 annual meeting. If the Board of Directors nonetheless chooses to present such proposal at the 1999 annual meeting, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.2  Amendment to Gehl Company By-Laws, dated April 29, 1998.

          3.3  By-Laws of Gehl Company, as amended.

          4.1 Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its Subsidiaries, dated as of June 1, 1998.

          4.2 Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998.

          4.3 Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998.

          4.4 Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998.

          4.5 Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998.

          27   Financial Data Schedule [included in the EDGAR filing only]


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1998.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GEHL COMPANY


Date:  August 10, 1998                    By:  /s/ William D. Gehl
                                          William D. Gehl
                                          Chairman of the Board, President
                                          and Chief Executive Officer



Date:  August 10, 1998                    By:  /s/ Kenneth P. Hahn
                                          Kenneth P. Hahn
                                          Vice President of Finance
                                          and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                 June 27, 1998

                                 EXHIBIT INDEX


Exhibit
  No.         Document Description


3.2  Amendment to Gehl Company By-Laws, dated April 29, 1998.

3.3  By-Laws of Gehl Company, as amended.

4.1 Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its Subsidiaries, dated as of June 1, 1998.

4.2 Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998.

4.3 Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998.

4.4 Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998.

4.5 Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998.

27   Financial Data Schedule [included in the EDGAR filing only]