Form 10-Q
period 1998-09-26
GEHL CO
filed 1998-11-10
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 1998

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

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at September 26, 1998
  Common Stock, $.10 Par Value                           6,406,990

                                 GEHL COMPANY

                                   FORM 10-Q

                               September 26, 1998

                                 REPORT INDEX


                                                                Page No.

PART I. - FINANCIAL INFORMATION:

Item 1.        Financial Statements

     Condensed Consolidated Statements of Income for the
       Three- and Nine-Month Periods Ended September 26, 1998
       and September 27, 1997 . . . . . . . . . . . . . . .           3

     Condensed Consolidated Balance Sheets at September 26, 1998,
       December 31, 1997 and September 27, 1997 . . . . . .           4

     Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended September 26, 1998 and
       September 27, 1997 . . . . . . . . . . . . . . . . .           5

     Notes to Condensed Consolidated Financial Statements .           6

Item 2. Management's Discussion and Analysis of Results of Operations
       and Financial Condition   . . . . . . . . . . .                8

Item 3. Quantitative and Qualitative Disclosures about Market Risk   12

PART II. - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .          12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data; unaudited)

                               Three Months Ended       Nine Months Ended

                              Sept. 26,   Sept. 27,    Sept. 26,  Sept. 27,
                                1998        1997         1998        1997
 NET SALES                    $  63,452   $  48,140    $199,971   $143,407
   Cost of goods sold            45,618      33,333     145,111    100,070
                              ---------   ---------    --------   --------
 GROSS PROFIT                    17,834      14,807      54,860     43,337

   Selling, general and
    administrative expenses      10,734       8,885      33,283     26,668
                              ---------   ---------    --------   --------

 INCOME FROM OPERATIONS           7,100       5,922      21,577     16,669

   Interest expense                (925)       (412)     (3,352)    (1,339)
   Interest income                  480         378       1,233      1,039
   Other expense, net              (363)       (493)       (959)      (952)
                              ---------   ---------    --------   --------
 INCOME BEFORE INCOME TAXES       6,292       5,395      18,499     15,417

   Income tax provision           2,234       1,942       6,567      5,550
                              ---------   ---------    --------   --------
 NET INCOME                      $4,058      $3,453    $ 11,932    $ 9,867
                              =========   =========    ========   ========
 EARNINGS PER SHARE
   Diluted                         $.61        $.52       $1.79      $1.52

   Basic                           $.63        $.56       $1.88      $1.59

      The accompanying notes are an integral part of the financial statements.

                           GEHL COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                    September 26,   December 31,  September 27,
                                         1998            1997          1997
 ASSETS                              (Unaudited)                   (Unaudited)
  Cash                              $     4,925    $    1,239     $     3,204
  Accounts receivable-net                77,975        72,190          63,277
  Finance contracts receivable - net      8,892         8,210           6,507
  Inventories                            28,630        30,340          16,877
  Deferred tax asset                      4,217         4,217           4,112
  Prepaid expenses and other assets       1,242         1,645           1,233
                                    -----------    ----------     -----------
   Total Current Assets                 125,881       117,841          95,210
                                    -----------    ----------     -----------

  Property, plant and equipment-net      34,101        35,082          25,179
  Finance contracts receivable-net,
   non-current                            3,298         3,031           3,904
  Intangible assets                      14,317        14,816               -
  Other assets                            5,725         5,453           5,633
                                    -----------    ----------     -----------
 TOTAL ASSETS                       $   183,322    $  176,223     $   129,926
                                    ===========    ==========     ===========
 LIABILITIES AND SHAREHOLDERS'
 EQUITY

  Current portion of long-term debt
   obligations                      $       639     $     672     $       193
  Accounts payable                       26,758        22,212          18,197
  Accrued liabilities                    26,341        21,444          20,560
                                    -----------    ----------     -----------
   Total Current Liabilities             53,738        44,328          38,950

  Line of credit facility                23,583        39,357           3,423
  Long-term debt obligations              9,726         9,689           8,593
  Other long-term liabilities             1,979         1,855           1,722
  Deferred income taxes                   3,421         3,421           2,478
                                    -----------    ----------     -----------
    Total Long-Term Liabilities          38,709        54,322          16,216
                                    -----------    ----------     -----------
  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,406,990, 6,212,686 and 6,199,055
   shares outstanding, respectively         640           621             620
  Preferred stock, $.10 par value,
   2,000,000 shares authorized,
   250,000 shares designated as
   Series A Preferred Stock, no
   shares issued                              -             -               -
  Capital in excess of par               27,670        26,319          26,212
  Retained earnings                      62,565        50,633          47,928
                                    -----------    ----------     -----------
   Total Shareholders' Equity            90,875        77,573          74,760
                                    -----------    ----------     -----------
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                            $   183,322    $  176,223     $   129,926
                                    ===========    ==========     ===========

   The accompanying notes are an integral part of the financial statements.

                           GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands; unaudited)


                                                   Nine Months Ended
                                               September 26,   September 27,
                                                   1998            1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $     11,932    $      9,867
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                      3,734           2,087
   Proceeds from sales of finance contracts          38,668          25,462
   Increase in finance contracts receivable         (40,485)        (28,693)
   Cost of sales of finance contracts                   868             981
   Net change in working capital items                5,771           1,641
                                               ------------    ------------
    Net cash provided by operating
    activities                                       20,488          11,345
                                               ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions,
   net                                               (2,225)         (5,519)
  Other                                                (301)            144
                                               ------------    ------------
    Net cash used for investing activities           (2,526)         (5,375)
                                               ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt obligations                  4             128
  Increase (decrease) in long-term
   liabilities                                          124            (132)
  Repayments of credit facility                     (15,774)         (7,031)
  Proceeds from issuance of common stock              1,370             254
  Purchase of warrant                                     -            (193)
                                               ------------    ------------
    Net cash used for financing activities          (14,276)         (6,974)
                                               ------------    ------------
  Net increase (decrease) in cash                     3,686          (1,004)
  Cash, beginning of period                           1,239           4,208
                                               ------------    ------------
  Cash, end of period                          $      4,925    $      3,204
                                               ============    ============
 Supplemental disclosure of cash flow
 information:
  Cash paid for the following:

   Interest                                    $      3,346    $      1,319
   Income taxes                                $      4,884    $      3,820

   The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 26, 1998
                                    (Unaudited)

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

In the opinion of management, the information furnished for the three- and nine-month periods ended September 26, 1998 and September 27, 1997 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the nine months ended September 26, 1998 are not necessarily indicative of the results to be expected for the entire year due, in part, to the seasonal nature of the Company's operation.

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

NOTE 3 - INVENTORIES

If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                           September 26,     December 31,      September 27,
                               1998              1997               1997
                           -------------     ------------      -------------
 Raw materials and
   supplies                $   14,226         $  14,830          $   9,273
 Work-in process                5,349             5,182              3,838
 Finished machines and parts   28,305            29,578             22,561
                           -------------     ------------      --------------
 Total current cost value      47,880            49,590             35,672
 Adjustment to LIFO basis     (19,250)          (19,250)           (18,795)
                           -------------     ------------      --------------
                            $  28,630         $  30,340          $  16,877
                           =============     ============      ==============


NOTE 4 - ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to affect the Company's financial condition or results of operations. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement
Benefits: an amendment of FASB Statements No. 87, 88 and 106" was adopted January 1, 1998. This statement revises disclosure requirements for pension and other postretirement benefit plans. The revised rules are intended to improve the understandability of benefit disclosures, to eliminate certain requirements that the FASB believes are no longer necessary, and to standardize footnote disclosures. None of the SFAS No. 132 changes affect the measurement or the recognition of benefit costs. The appropriate footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ending December 31, 1998. Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", the effect of which was immaterial to the financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was adopted effective January 1, 1998. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The appropriate footnote disclosures will be incorporated into the Company's Form 10-K filing for the year ending December 31, 1998 as required.

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

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

 For the third quarter ended:      September 26, 1998    September 27, 1997
                                   ------------------    ------------------
 Basic shares                             6,406               6,198
 Effect of warrants and options             252                 429
                                          -----               -----
 Diluted shares                           6,658               6,627
                                          =====               =====

 For the nine months ended:        September 26, 1998    September 27, 1997
                                   ------------------    ------------------
 Basic shares                             6,359               6,191
 Effect of warrants and options             312                 313
                                          -----               -----
 Diluted shares                           6,671               6,504
                                          =====               =====


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 26, 1998 Compared to Three Months Ended September 27, 1997

  Net sales for the third quarter of 1998 of $63.5 million were 32% higher than the $48.1 million of net sales in the comparable period of 1997. The increase was due, in part, to the shipment of Mustang skid loaders in 1998 as a result of the fourth quarter 1997 acquisition of this product line, as well as increased demand for existing products and sales of products introduced during 1998. Construction equipment net sales increased 60% to $38.8 million in the third quarter of 1998 from $24.2 million in the third quarter of 1997. The Construction equipment increase resulted from continued strong demand for telescopic handlers and the aforementioned Mustang skid loader shipments. Agriculture equipment net sales increased 3% to $24.7 million in the third quarter of 1998 from $23.9 million in the third quarter of 1997. Of the Company's total net sales reported for the third quarter of 1998, $10.2 million represented sales made outside the United States compared with $7.3 million in the comparable period of 1997. The increase was due primarily to the addition of Mustang product sales.

   Gross profit increased $3.0 million, or 20%, during the third quarter of 1998 versus the comparable period of 1997, due primarily to increased sales volume. Gross profit as a percent of net sales decreased to 28.1% for the
third quarter of 1998 from 30.8% in the comparable period of 1997.    Gross
profit as a percent of net sales for Construction equipment decreased to 26.2% in the third quarter of 1998 from 31.3% in the third quarter of 1997. This decrease was due primarily to: 1) shipments of Mustang skid loaders which have lower gross margins than other Company sales of Construction equipment; and 2) competitive pressures restricting price increases to lower levels than the cost increases incurred by the Company. Gross profit as a percent of net sales for Agriculture equipment increased to 31.1% in the third quarter of 1998 from 30.2% in the comparable period of 1997. The primary reason for the increase was the impact of a change in the mix of products shipped in the third quarter of 1998 versus products shipped in comparable 1997.

   Selling, general and administrative expenses increased $1.8 million, or 21%, during the third quarter of 1998 versus the comparable period of 1997, due primarily to operating costs related to the Mustang skid loader operations. As a percent of net sales, selling, general and administrative expenses decreased to 16.9% during the third quarter of 1998 versus 18.5% in the comparable period of 1997.

   Income from operations in the third quarter of 1998 was $7.1 million versus $5.9 million in the third quarter of 1997.

   Interest expense increased $513,000 to $925,000 in the third quarter of 1998 from $412,000 in the third quarter of 1997. This resulted from an increase in average debt outstanding to $41.4 million in the third quarter of 1998 versus $18.5 million in the third quarter of 1997, offset by a decrease in the average rate of interest paid by the Company to 7.9% in the third quarter of 1998 versus 8.1% in the comparable period of 1997. The increase in the average debt outstanding was primarily the result of indebtedness related to the Mustang acquisition.

Nine Months Ended September 26, 1998 Compared to Nine Months Ended September 27, 1997

   Net sales for the first nine months of 1998 of $200.0 million were $56.6 million, or 39%, higher than the $143.4 million of net sales in the comparable period of 1997. Construction equipment net sales increased 68% to $118.3 million in the first nine months of 1998 from $70.4 million in the first nine months of 1997. The Construction equipment increase resulted from continued strong demand for telescopic handlers and Mustang skid loader shipments. Agriculture equipment net sales increased 12% to $81.7 million in the first nine months of 1998 from $73.0 million in the first nine months of 1997. The increase was due primarily to the introduction of new product offerings, including a forage harvester with a crop processing attachment and a wider model disc mower conditioner. In addition, increased skid loader shipments offset reduced levels of shipments of other forage harvesting equipment, hay tools and feedmaking equipment. Of the Company's total net sales reported for the first nine months of 1998, $32.4 million represented sales made outside the United States compared with $23.7 million in the comparative period of 1997. The increase is due primarily to the addition of Mustang product sales. As the Company has increased its sale of Construction equipment products, the Company has been successful in reducing the seasonality of its sales.
However, some sales seasonality still remains, primarily in the Company's second quarter which historically has tended to be its strongest quarter for sales, while sales levels have historically tended to be lower in the first and fourth quarters.

   Gross profit increased $11.5 million, or 27%, in the first nine months of 1998 versus the comparable period of 1997, due primarily to increased sales volume. Gross profit as a percent of net sales decreased to 27.4% for the first nine months of 1998 from 30.2% in the comparable period of 1997. Gross profit as a percent of net sales for Construction equipment decreased to 25.7% in the first nine months of 1998 from 31.4% in the first nine months of 1997. This decrease was due primarily to: 1) shipments of Mustang skid loaders which have lower gross margins than other Company sales of Construction equipment; and 2) competitive pressures restricting price increases to lower levels than the cost increases incurred by the Company. Gross profit as a percent of net sales for Agriculture equipment increased to 29.9% for the first nine months of 1998 from 29.0% for the first nine months of 1997. The primary reason for the improvement was the impact of a change in the mix of products shipped in the first nine months of 1998 versus products shipped in comparable 1997.

   Selling, general and administrative expenses increased $6.6 million, or 25%, during the first nine months of 1998 versus the comparable period of 1997 primarily due to operating costs related to Mustang skid loader operations.
As a percent of net sales, selling, general and administrative expenses decreased to 16.6% during the first nine months of 1998 versus 18.6% in the comparable period of 1997.

     Income from operations in the first nine months of 1998 of $21.6 million was 29% higher than the $16.7 million for the comparable period of 1997.

     Interest expense increased $2.0 million to $3.3 million in the first nine months of 1998 from $1.3 million in the first nine months of 1997. The increase was a result of an increase in average debt outstanding to $52.1 million in the first nine months of 1998 versus $21.5 million in the comparable period of 1997. The increase in the average debt outstanding was primarily the result of indebtedness related to the Mustang acquisition.

Financial Condition

   The Company's working capital was $72.1 million at September 26, 1998, as compared to $73.5 million at December 31, 1997 and $56.3 million at September 27, 1997. The increase since September 27, 1997 was due primarily to the working capital associated with the Mustang acquisition.

     The Company's cash flow provided by operating activities in the first nine months of 1998 was $20.5 million versus $11.3 million in comparable 1997. The third quarter 1998 cash flow provided by operations was $13.4 million compared to 1997's third quarter of $6.9 million provided by operations. This increase was due primarily to a larger reduction in accounts receivable in the third quarter of 1998.

   Capital expenditures for property, plant and equipment during the first nine months of 1998 were approximately $2.2 million. The Company expects to make approximately $3.5 million of capital expenditures during 1998. Outstanding commitments as of September 26, 1998 totaled approximately $386,000.

   As of September 26, 1998, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.4%. The Company had available unused borrowing capacity of $49.2 million, $28.3 million and $59.8 million under the line of credit facility at September 26, 1998, December 31, 1997 and September 27, 1997, respectively. At September 26, 1998, December 31, 1997 and September 27,1997, the borrowings outstanding under the line of credit facility were $23.6 million, $39.4 million and $3.4 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and finance service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At September 26, 1998, Gehl serviced $78.1 million of such contracts, of which $65.9 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

    Shareholders' equity at September 26, 1998 was $90.9 million. This amount was $16.1 million higher than the $74.8 million of shareholders' equity at September 27, 1997, due primarily to income earned from September 28, 1997 through September 26, 1998.

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

Year 2000

The Year 2000 issue refers to computer systems which use two digits rather than four to define a given year and which therefore might read a date using "00" as the year 1900 rather than the Year 2000. As the Year 2000 approaches, such systems may be unable to process certain date-based information. This could result in system failure or miscalculations causing disruptions of operations and the potential inability to engage in normal business activities.

In 1995, a Company-wide program was initiated to prepare its Information Technology ("IT") systems and applications for the Year 2000. The initial focus of the Company's program contained the following steps: assessment of the relevant issues; planning the conversion; implementing the conversion; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacement or outsourcing. Through September 1998, the assessment and planning phases have been completed for all IT systems and applications. The Company's objective is to become Year 2000 compliant with its mission critical IT activities and systems by December 1998, allowing substantial time for further testing, verification and the final completion of less important systems by the second quarter of 1999.

In addition to the IT systems review noted above, the Company has initiated processes to review and to modify, where appropriate, other areas impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to IT systems, facility management and certain non- IT issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. The Company has completed assessments in all of the above areas and testing in all of these areas, except the testing of personal computer hardware and software, which is expected to be completed by the second quarter of 1999.

The Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. The Company expects to complete this evaluation by the second quarter of 1999.
The Company can not guarantee that the failure of another company to be Year 2000 compliant will not have an adverse effect on the Company.

The Company believes that it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The Company has evaluated its major customers and believes that the failure of these Company's to adequately prepare for Year 2000 issues will not have a material adverse effect on the Company.

The Company expects to incur consulting and other expenses related to its Year 2000 program. The cost of testing and conversion of existing and replacement system applications are not expected to exceed $400,000, the majority of which have already been incurred. These costs will be treated as period costs and expensed as incurred.

Based upon the progress to date, the Company does not believe that either future costs of modifications or the consequences of any unsuccessful modifications being implemented by the Company will have a material adverse effect on it's financial position or results of operations. Nevertheless, since it is not possible to anticipate all possible future situations, especially when third parties are involved, the Company believes that the most reasonably likely worse case Year 2000 scenario could result in circumstances in which the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. A contingency plan has not been developed for dealing with the most reasonably likely worst case Year 2000 scenario, as such scenario has not yet been clearly identified. Therefore, no assurances can be given that the Company's ultimate Year 2000 compliance, particularly as it relates to third parties, will not have any material adverse effect on the Company's financial position or results of operations.

Forward-Looking Statements

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          4.1 Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its Subsidiaries, dated as of September 1, 1998.

          4.2 Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota and Gehl Company, dated September 8, 1998.

          4.3 Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998.

          4.4 Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998.

          27   Financial Data Schedule [EDGAR version only]

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 26, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GEHL COMPANY


Date:  November 10, 1998               By: /s/ William D. Gehl
                                       William D. Gehl
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date:  November 10, 1998               By: /s/ Kenneth P. Hahn
                                       Kenneth P. Hahn
                                       Vice President of Finance and
                                       Treasurer(Principal Financial and
                                       Accounting Officer)

                                 GEHL COMPANY

                                   FORM 10-Q

                              September 26, 1998

                                 EXHIBIT INDEX


Exhibit
Number    Document Description


4.1 Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its Subsidiaries, dated as of September 1, 1998.

4.2 Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota and Gehl Company, dated September 8, 1998.

4.3 Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998.

4.4 Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998.

27        Financial Data Schedule [EDGAR version only]