Form 10-K405
period 1998-12-31
GEHL CO
filed 1999-03-09
CIK 856386

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                           _________________________


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

     Aggregate market value of voting stock held by non-affiliates of the registrant: $104,244,457 at February 15, 1999.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 1999:


      Class                                        Shares Outstanding
 Common Stock, $.10 Par Value                          6,455,312

                      DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 1998 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 1999 Annual Meeting of Shareholders
        (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                 GEHL COMPANY
                               _________________

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                     For The Year Ended December 31, 1998

Part I                                                                 Page

Item 1        Business  . . . . . . . . . . . . . . . . . .                1

Item 2        Properties  . . . . . . . . . . . . . . . . .                7

Item 3        Legal Proceedings . . . . . . . . . . . . . .                7

Item 4        Submission of Matters to a Vote of Security Holders          7

              Executive Officers of the Registrant                         8

Part II

Item 5        Market for Registrant's Common Equity and Related
                Shareholder Matters . . . . . . . . . . . .              10

Item 6        Selected Financial Data . . . . . . . . . . .              10

Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . .              10


Item 7A       Quantitative and Qualitative Disclosures About Market Risk 10

Item 8        Financial Statements and Supplementary Data .              10

Item 9        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . .              10

Part III

Item 10       Directors and Executive Officers of the Registrant         11

Item 11       Executive Compensation  . . . . . . . . . . .              11

Item 12       Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . . . . . . . . .              11

Item 13       Certain Relationships and Related Transactions             11

Part IV

Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K . . . . . . . . . . . .              12

                Signatures        . . . . . . . . . . . . .              13

                                     Part I

Item 1.  Business.

Overview

    Gehl Company (the "Company" or "Gehl") designs, manufactures, distributes, sells and finances equipment used in the light construction equipment and the agriculture equipment industries. Construction equipment is comprised of skid steer loaders, telescopic handlers, and asphalt pavers and is manufactured and distributed for contractors, sub-contractors, owner operators and municipalities. Agriculture equipment is distributed for customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid steer loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is one of the largest non-tractor agriculture equipment manufacturers in North America.

    On October 2, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Brunel America, Inc. and Subsidiaries, including Mustang Manufacturing Company, Inc. ("Mustang") from Brunel Holdings, plc. Mustang designs, manufactures and distributes skid steer loaders and related attachments. Gehl acquired the Brunel America, Inc. stock for $26.7 million; and entered into a five year non-competition agreement with the seller pursuant to which Gehl paid $1.0 million. The Company borrowed $27.7 million under its existing credit facility to fund the acquisition. The acquisition has been accounted for as a purchase transaction and the results of the Mustang operation have been included in the Company's operating results since the date of the acquisition.

    Construction equipment is manufactured in Minnesota, Pennsylvania and in two South Dakota facilities and Agriculture equipment is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

    The statements which are not historical facts contained in this Form 10-K and other information provided by the Company are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, competitive conditions in the markets served by the Company, market acceptance of existing and new products manufactured by the Company, unanticipated events related to resolving the year 2000 issue, changes in the cost of raw materials and component parts purchased by the Company, changes in the Company's plans regarding capital expenditures, changes in interest and currency exchange rates, and general economic conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Business Segments

    The Company operates in two business segments, construction equipment and agriculture equipment. The following table shows certain information relating to the Company's segments:


                                   (dollars in thousands)
                                  Years ended December 31,
                      1996               1997                1998
                Amount       %        Amount       %       Amount         %
Net sales:
Construction
 Equipment     $70,826     44.4%      $101,635   51.6%     $156,008     59.5%
Agriculture
 Equipment      88,836     55.6         95,420   48.4       106,211     40.5
              --------    -----       --------   -----     --------    -----
Total         $159,662    100%        $197,055   100%      $262,219    100%

Income from
 operations:
Construction
 Equipment    $ 12,967     83.4%      $ 16,277    74.5%    $ 19,384     71.1%
Agriculture
 Equipment       2,580     16.6          5,571    25.5        7,894     28.9
              --------    -----       --------   -----      -------    -----
     Total    $ 15,547    100%        $ 21,848   100%      $ 27,278    100%

          The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agriculture equipment markets, see Note 13 of "Notes to Consolidated Financial Statements", included on Pages 25 and 26 of the Gehl Company 1998 Annual Report to Shareholders, which pages are incorporated by reference herein.

Construction Equipment

Products:

    Construction equipment is marketed in the following three product areas:

    1. Skid Steer Loaders - Five models of Gehl skid steer loaders are offered which feature a choice of hand-operated T-bar controls, hand only or hand and foot controls; and four models of Mustang skid steer loaders are offered which feature a choice of T-bar, hand only and hand/foot controls. The skid steer loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid steer loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

    2. Telescopic Handlers - Gehl markets eight models of Dynalift telescopic handlers and one model of the Dyna-Handler, rough-terrain telescopic forklifts, all with digging capabilities. These handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically for use by a variety of customers, including masons, roofers, building contractors and farmers.

    3.  Asphalt Pavers - Four models of Power Box pavers are marketed by
        Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

Marketing and Distribution:

      The Company maintains a separate distribution system for Construction equipment. The Company markets its Construction equipment in North America through 353 independent dealers (with 697 outlets) and worldwide through 86 distributors. The Company has no Company-owned dealers and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of Construction equipment accounted for approximately 13% of the Company's sales for the year ended December 31, 1998; however, no single dealer or distributor accounted for more than 3% of the Company's sales for that period. Sales of the Construction equipment skid steer loader product line accounted for more than 19% of the Company's net sales in 1996, 1997 and 1998. Sales of the Construction equipment telescopic handler product line accounted for more than 20% of the Company's net sales in 1996, 1997 and 1998.

      The Company believes that maintenance and expansion of its dealer network is important to its success in the light construction equipment market.
Various forms of support are provided for its Construction equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The light construction equipment dealers in North
America are also supported by district sales managers who provide a variety of services, including training, equipment demonstrations and sales, warranty and service assistance.

Industry and Competition:

       Gehl's Construction equipment product lines face competition in each of their markets. In general, each line competes with a small group of from seven to twelve different companies. No one company competes directly across all of Gehl's Construction equipment product lines. The Company competes within the light construction equipment markets based primarily on price, quality, service and distribution.

      The primary markets for Gehl's Construction equipment outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid steer loader market in most of these markets.

Agriculture Equipment

Products:

      Agriculture equipment is marketed in five product areas.

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

      3. Materials Handling   This line consists of six different models of
         Gehl skid steer loaders and the Dyna-Handler forklift. The skid steer loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material. The Dyna-Handler is a rough-terrain telescopic forklift with digging capabilities. The skid steer loader and Dyna-Handler forklift are marketed by dealers who handle Agriculture equipment and by dealers who handle Construction equipment.

      4. Manure Handling - Gehl offers a broad range of manure spreaders, including the Scavenger "V-Tank" side-discharge manure spreader which incorporates a hydraulically controlled auger allowing the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets four models of rear-discharge box spreaders.

      5. Feedmaking - The Company believes that it offers the broadest line of portable feedmaking equipment in the industry. The Company offers the Gehl Mix-All line of grinder mixers and a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution:

      In North America, Gehl's agricultural equipment is sold through approximately 448 geographically dispersed dealers (with 498 outlets). Sixty-four of these dealers are located in Canada. Agriculture equipment is also marketed through 24 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

      It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific Agriculture dealer or group of dealers. The top ten dealers and distributors in Agriculture equipment accounted for approximately 5% of the Company's sales for the year ended December 31, 1998 and no one dealer or distributor accounted for over .7% of the Company's sales during that period. Sales of the Agriculture equipment skid steer loader product line accounted for more than 13% of the Company's net sales in 1996, 1997 and 1998.

      The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

      The Company employs district sales managers to assist its agricultural dealers in the promotion and sale of its product and regional service managers to assist in warranty and servicing matters. The Company currently operates three service parts distribution centers located in: Memphis, Tennessee; Syracuse, New York; and Minneapolis, Minnesota. The Company also contracts with two service parts distribution locations in Rockwood, Ontario and Saskatoon, Saskatchewan.

Industry and Competition:

      The agriculture equipment industry has seen significant consolidation and retrenchment since 1980. This has served to reduce the total number of competitors, to strengthen certain major competitors, and to reduce the strength of certain other companies in the industry. The Company competes within the agriculture equipment industry based primarily on price, quality, service and distribution.

      The agriculture equipment markets in North America are highly competitive and require substantial capital outlays. The Company has four major competitors as well as numerous other limited line manufacturers and importers. The largest manufacturers in the agriculture equipment industry, the Company's major competitors, generally produce tractors and combines as well as a full line of tillage and planting equipment. Such manufacturers also market, to varying degrees, haymaking, forage harvesting, materials handling, manure handling and/or feedmaking equipment, the areas in which the Company's agriculture products are concentrated. No single competitor competes with the Company in each of its product lines. The Company believes that it is the only non-tractor manufacturer in the industry that produces equipment in each of these product lines. Smaller manufacturers which compete with the Company produce only a limited line of specialty items and often compete only in regional markets.

      Gehl's agriculture equipment is primarily distributed to customers in the dairy and livestock industries. Compared to a more volatile period in the late 1980's and early 1990's, milk prices, cash income, land values, and the general economy were more favorable and stable for the dairy farmer in the mid through late 1990's. These more favorable conditions and lower debt to equity ratios as compared with those generally experienced in most of the 1980's led to increased buying by farmers of agriculture equipment in 1993 and 1994. However, declines in the total number of farms prevented total industry demand to reach its 1989-1993 volume peaks in most product areas. In 1995-1998, industry market demand varied, with demand for the Company's products generally lower than its peak years.

      Approximately 90% of the Company's agriculture dealers also carry the tractor and combine product lines of a major manufacturer. In addition to selling the tractors and combines of a major manufacturer, many of these dealers carry the major manufacturer's entire line of products, some of which directly compete with Gehl's products offered. Dealers of Gehl's Agriculture equipment also market equipment manufactured by limited line manufacturers which compete with specific product lines offered by the Company.

      The primary markets for Gehl's Agriculture equipment outside of North America are in Europe and the Pacific Rim. In these markets, the Company competes with both agriculture equipment manufacturers from the United States, some of which have manufacturing facilities in foreign countries, and foreign manufacturers. The Company does not believe, however, that it is presently a significant competitor in any of these foreign markets.

Backlog

      The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 1998 was $28.0 million versus $34.9 million at December 31, 1997. Virtually all orders in the backlog at December 31, 1998 are expected to be shipped in 1999. The decreased backlog at December 31, 1998 was due to the reduced levels of backlog for both Agriculture equipment and Construction equipment. This trend of decreasing backlog which, in general, has been occurring since 1994, is believed to be a function of dealer order patterns, pursuant to which dealers place orders at points in time closer to their expected utilization of the machinery and due to the increased manufacturing capacity of the Company's plants.

      As the Company has increased its sales of Construction equipment products, the Company has been successful in reducing the seasonality of its sales. However, some sales seasonality still remains, primarily in the Company's second quarter, which historically has tended to be its strongest quarter of sales, while sales levels have historically tended to be lower in the first and fourth quarters.

Floor Plan and Retail Financing

Floor Plan Financing:

      The Company, as is typical in the industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company's floor plan financing program are recorded by the Company as sales and the dealers' obligations to the Company are reflected as accounts receivable.

      The Company provides interest-free floor plan financing to its dealers, for Construction equipment for varying periods of time generally up to six months and for Agriculture equipment generally for up to one year. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at 3.25% above the prime rate or on occasion provides an interest-free extension of up to six months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 90% of Gehl's accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing:

      The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance, the Company's finance division. Retail financing is provided in Canada by third parties at rates subsidized by the Company. The Company does not offer or sponsor retail financing outside of North America.

      The Company maintains arrangements with third parties pursuant to which the Company sells, with recourse, certain of the Company's retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 24 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 3 of "Notes to Consolidated Financial Statements," Page 20, and "Management's Discussion and Analysis," Page 13 of the Gehl Company 1998 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees

      As of December 31, 1998, the Company had 1,127 employees, of which 763 were hourly employees and 364 were salaried employees. At the production facilities in West Bend, Wisconsin, one of five Gehl production facilities, 222 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires December 31, 1999. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-five years.

Manufacturing

      The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 1999.

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

      In addition to the equipment it manufactures, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's sales in 1998.

Research and Development

      The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.8 million, $2.3 million and $2.2 million on research and development for the years ended December 31, 1998, 1997 and 1996, respectively.

Patents and Trademarks

      The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl name, the Mustang name and the group of patents relating to the Scavenger manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Export Sales

      Information regarding the Company's export sales is included in Note 13 of "Notes to Consolidated Financial Statements," Page 26, of the Gehl Company 1998 Annual Report to Shareholders, which page is incorporated by reference herein.

Item 2.  Properties.

      The following table sets forth certain information as of December 31, 1998, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 13, of the Gehl Company 1998 Annual Report to Shareholders, which page is incorporated by reference herein. For information regarding collateral pledges, see Note 6 of "Notes to Consolidated Financial Statements", included on Page 21, of the Gehl Company 1998 Annual Report to Shareholders, which page is incorporated by reference herein.

                        Approximate      Owned or       Principal Uses
                        Floor Area in    Leased
                        Square Feet


West Bend, WI             450,000        Owned        General offices and
                                                      engineering, research
                                                      and development and
                                                      manufacture of
                                                      Agriculture equipment


Madison, SD               130,000        Owned        Manufacture of Gehl
                                                      skid steer loaders for
                                                      dealers of
                                                      Construction equipment
                                                      and Agriculture
                                                      equipment

Lebanon, PA               170,000        Owned(1)     Manufacture of
                                                      Agriculture equipment
                                                      and Construction
                                                      equipment

Yankton, SD               100,000        Owned        Manufacture of
                                                      Construction equipment

Owatonna, MN              235,000        Owned        Manufacture of Mustang
                                                      skid steer loaders

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

Executive Officers of the Registrant.

      Set forth below is certain information concerning the executive officers of the Company as of February 1, 1999:

    Name, Age and Position        Business Experience


    William D. Gehl, 52,          Mr. Gehl has served as Chairman
      Chairman, President,        of the Board of Directors of the
       Chief Executive            Company since April, 1996.  Mr.
       Officer and Director       Gehl has served as President and
                                  Chief Executive Officer of the
                                  Company since November, 1992 and
                                  has served as a director of the
                                  Company since 1987.  From
                                  January, 1990 until joining the
                                  Company, Mr. Gehl served as
                                  Executive Vice President, Chief
                                  Operating Officer, General
                                  Counsel and Secretary of The
                                  Ziegler Companies, Inc. (a
                                  financial services holding
                                  company).  Mr. Gehl held various
                                  senior management positions with
                                  The Ziegler Companies from 1978
                                  to 1990.

    Victor A. Mancinelli, 55,     Mr. Mancinelli has served as
      Executive Vice              Executive Vice President and
       President and              Chief Operating Officer of the
       Chief Operating Officer    Company since November, 1992.
                                  From 1990 to 1992, Mr. Mancinelli
                                  served as Group Vice President of
                                  W.H. Brady Co.  From 1987 to
                                  1990, Mr. Mancinelli served as
                                  President and Chief Operating
                                  Officer of Syracuse China Corp.,
                                  a subsidiary of Canadian Pacific
                                  Ltd.  From 1985 to 1987, Mr.
                                  Mancinelli served as Vice
                                  President International Business
                                  for Simplex Time Record Co.
                                  Prior to 1985, Mr. Mancinelli
                                  served in a variety of management
                                  positions with Cummins Engine
                                  Company, Inc.  Mr. Mancinelli, has
                                  submitted his resignation, effective
                                  April 9, 1999, and will leave his
                                  position with the Company.

    Kenneth P. Hahn, 41           Mr. Hahn joined the Company as
      Vice President of           Corporate Controller in April,
       Finance, Treasurer         1988.  Mr. Hahn was elected as an
       and Chief Financial        executive officer of the Company
       Officer                    in April, 1994.  Mr. Hahn was
                                  appointed Vice President of
                                  Finance and Treasurer in
                                  February, 1997 and became Chief
                                  Financial Officer  in January,
                                  1999.

    Michael J. Mulcahy, 52,       Mr. Mulcahy has served as General
      Vice President,             Counsel of the Company since 1974
       Secretary                  and became Secretary in 1977 and
       and General Counsel        a Vice President in 1986.  Mr.
                                  Mulcahy has also served, since
                                  1988, as President of Equipco
                                  Insurance Company, Ltd., which
                                  provides liability insurance
                                  coverage for equipment
                                  manufacturers, including the
                                  Company.

    Richard J. Semler, 59,        Mr. Semler joined the Company in
      Vice President of           May, 1960 and has served in his
       Data Systems               current position with the Company
                                  since January, 1977.

      All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The 1999 Annual Meeting of Shareholders is currently scheduled for April 21, 1999. The Company has an employment agreement with William D. Gehl, pursuant to which he is to serve as President and Chief Executive Officer of the Company through the expiration of the agreement on December 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters.

      Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. T. J. Boldt, F. M. Butler, J. W. Gehl, W. P. Killian, A. W. Nesbitt, R. E. Secrist and J.
W. Splude) received on December 31, 1998 a grant of 196 shares of Company common stock as part of their annual retainer fee. The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     Information required by this item is also included on Pages 27 and 29 of the Gehl Company 1998 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

     Information required by this item is included on Page 27 of the Gehl Company 1998 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Information required by this item is included on Pages 10 through 15 of the Gehl Company 1998 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information required by this item is included on Page 15 of the Gehl Company 1998 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Information required by this item is included on Page 9 and Pages 16 through 26 of the Gehl Company 1998 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

PART III

Item 10.  Directors and Executive Officers of the
          Registrant.

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders ("Proxy Statement")1. Information with respect to executive officers of the Company appears at the end of Part I, Pages 8 through 9 of this Annual Report on Form 10-K.

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

Item 13.  Certain Relationships and Related Transactions.

     There are no relationships or related transactions to be reported pursuant to this item.
_____________________________________________________________________________

1 The Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

           (a) 1 and 2. Financial statements and financial statement schedule.

                Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 14 hereof.

                3.  Exhibits.

                Reference is made to the separate exhibit index contained on Pages 17 through 21 hereof.

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GEHL COMPANY

Date:  February 26, 1999      By /s/    William D. Gehl
                              William D. Gehl,
                              Chairman of the Board, President and Chief
                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title               Date

/s/ William D. Gehl     Chairman of the Board, President,    February 26, 1999
William D. Gehl         Chief Executive Officer and Director
                        (Principal Executive Officer)

/s/ Kenneth P. Hahn     Vice President of Finance            February 26, 1999
Kenneth P. Hahn         and Treasurer
                        (Principal Financial and Accounting Officer)

/s/ Thomas J. Boldt     Director                             February 26, 1999
Thomas J. Boldt

/s/ Fred M. Butler      Director                             February 26, 1999
Fred M. Butler

/s/ John W. Gehl        Director                             February 26, 1999
John W. Gehl

/s/ William P. Killian  Director                             February 26, 1999
William P. Killian

/s/ Arthur W. Nesbitt   Director                             February 26, 1999
Arthur W. Nesbitt

/s/ Roger E. Secrist    Director                             February 26, 1999
Roger E. Secrist

/s/ John W. Splude      Director                             February 26, 1999
John W. Splude

                          GEHL COMPANY
                 INDEX TO FINANCIAL STATEMENTS AND
                   FINANCIAL STATEMENT SCHEDULES


                                                        Page(s) in
                                                          Annual Report*

   The following documents are filed as
   part of this report:
   (1)Financial Statements:
     Report of Independent Accountants                            9
     Consolidated Balance Sheets at
       December 31, 1998 and 1997                                16
     Consolidated Statements of Income
       for the three years ended
       December 31, 1998                                         17
     Consolidated Statements of
       Shareholders' Equity for the
       three years ended December 31, 1998                       17
     Consolidated Statements of Cash
       Flows for the three years ended
       December 31, 1998                                         18
     Notes to Consolidated Financial
       Statements                                             19-26

* Incorporated by reference from the indicated pages of the Gehl Company 1998 Annual Report to Shareholders.

                                                          Page in
                                                         Form 10-K


   (2)Financial Statement Schedule:
     Report of Independent Accountants
       on Financial Statement Schedule                           15
     For the three years ended
       December 31, 1998 --
         Schedule II - Valuation and Qualifying Accounts         16


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Gehl Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 1999 appearing in the 1998 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 10, 1999

                            GEHL COMPANY AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)
                                                    Additions
Period       Description    Balance    Charged   Acquired  Deductions  Balance
                            at         to Costs  Balances              at End
                            Beginning  and                             of Year
                            of Year    Exposures
Year Ended
 December 31,
 1996
             Allowance for
              Doubtful
              Accounts-Trade
              Receivables .      $752      $64     $  -        $255     $561

             Returns and
              Dealer Discounts  1,918    2,424        -       2,463    1,879
             Product
              Discontinuance    1,335     (131)       -         429      775
                               ------   ------   ------      ------   ------
              Total            $4,005   $2,357    $   -      $3,147   $3,215
                               ======   ======   ======      ======   ======
             Allowances of
              Doubtful
              Accounts -
              Retail
              Contracts .      $  567   $  276    $   -      $  252   $  591
                               ======  =======   ======      ======   ======
             Inventory
              Obsolescence
              Reserve          $2,777   $  527    $   -      $1,564   $1,740
                               ======   ======   ======      ======   ======
             Income Tax
              Valuation
              Allowance . .    $2,649   $    -    $   -      $1,414   $1,235
                               ======   ======   ======      ======   ======
Year Ended
   December 31,
   1997
             Allowance for
              Doubtful
              Accounts-Trade
              Receivables .    $  561   $  144    $  313     $   25   $  993
             Returns and
              Dealer Discounts  1,879    2,674         -      2,705    1,848
             Product
              Discontinuance      775        -         -        458      317
                               ------   ------   -------     ------   ------
             Total             $3,215   $2,818    $  313     $3,188   $3,158
                               ======   ======    ======     ======   ======
             Allowances of
              Doubtful
              Accounts -
              Retail
              Contracts .      $  591   $  355    $   28     $   91   $  883
                               ======   ======    ======     ======   ======
             Inventory
              Obsolescence
              Reserve          $1,740   $  576    $  265     $  982   $1,599
                               ======   ======    ======     ======   ======
             Income Tax
              Valuation
               Allowance . .   $1,235   $    -    $    -     $  268   $  967
                               ======   ======    ======     ======   ======
Year Ended
 December 31,
 1998
             Allowance for
              Doubtful
              Accounts-Trade
              Receivables .    $  993   $  383    $    -     $   71   $1,305
             Returns and
              Dealer Discounts  1,848    3,644         -      3,243    2,249
             Product
              Discontinuance      317     (243)        -         74        -
                               ------   ------    ------     ------   ------
             Total             $3,158   $3,784    $    -     $3,388   $3,554
                               ======   ======    ======     ======   ======
             Allowances of
              Doubtful
              Accounts -
              Retail
              Contracts .      $  883   $  280    $    -     $  170   $  993
                               ======   ======    ======     ======   ======
             Inventory
              Obsolescence
              Reserve          $1,599   $  722    $    -     $  613   $1,708
                               ======   ======    ======     ======   ======
             Income Tax
              Valuation
              Allowance . .    $  967   $    -    $    -     $  113   $  854
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

(3.2)                 Amendment to Gehl Company By-laws dated February 26, 1999

(3.3)                 By-laws of Gehl Company, as amended

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2) First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4) Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996 [Incorporated by reference to
                      Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.5) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 17, 1997]

(4.6) Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7) Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8) Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit
                      4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.10) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

(4.11) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(4.12) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit
                      4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.13) Rights Agreement, dated as of May 28, 1997, between Gehl Company and Firstar Bank Milwaukee N.A.(as successor to Firstar Trust Company) [Incorporated by reference to
                      Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.14) Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.15) Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.16) Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.17) Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.18) Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota, and Gehl Company, dated September 8, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.19) Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.20) Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Mulcahy and Semler [Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)].

(10.2)* Gehl Company Director Stock Grant Plan [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997]

(10.3)* Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 18, 1998

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

(10.7)* Gehl Savings Plan, as amended and restated executed March 17, 1997 [Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(10.8)* Gehl Company Retirement Income Plan "B", as amended [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(10.9)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.10)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.11)* Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.12)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.13)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14)* Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Mulcahy and Semler.

(10.15) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.16) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.17) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 1998 Annual Report to Shareholders that are incorporated by reference herein

(21)                  Subsidiaries of Gehl Company

(23)                  Consent of PricewaterhouseCoopers LLP

(27)                  Financial Data Schedule

(99) Proxy Statement for 1999 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)
__________________

* A management contract or compensatory plan or arrangement.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.