Form 10-Q
period 1999-04-03
GEHL CO
filed 1999-05-12
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............. to ...................

                         Commission file number  0-18110

                              GEHL COMPANY
             (Exact name of registrant as specified in its charter)

         Wisconsin                                      39-0300430
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)              Identification No.)

         143 Water Street, West Bend, WI                  53095
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

                    Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at April 3, 1999

Common Stock, $.10 Par Value                                    6,468,411

                                  GEHL COMPANY

                                   FORM 10-Q

                                  April 3, 1999

                                  REPORT INDEX


                                                       Page No.

PART I. - FINANCIAL INFORMATION:

  Item 1.  Financial Statements
     Condensed Consolidated Statements of Income for the
       Three-Month Periods Ended April 3, 1999 and
       March 28, 1998 . . . . . . . . . . . . . .                       3

     Condensed Consolidated Balance Sheets at April 3, 1999,
       December 31, 1998, and March 28, 1998  . .                       4

     Condensed Consolidated Statements of Cash Flows for the
       Three-Month Periods Ended April 3, 1999 and
       March 28, 1998 . . . . . . . . . . . . . .                       5

     Notes to Condensed Consolidated Financial Statements               6

  Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . .                       8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk  11

PART II. - OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K . . .                      11

SIGNATURES  . . . . . . . . . . . . . . . . . . .                      12

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                  Three Months Ended
                                               April 3,        March 28,
                                                 1999            1998
NET SALES                                     $ 68,963          $ 61,288
  Cost of goods sold                            50,187            45,437
                                              --------          --------
GROSS PROFIT                                    18,776            15,851
  Selling, general and
   administrative expenses                      12,539            10,873
                                              --------          --------
INCOME FROM OPERATIONS                           6,237             4,978

  Interest expense                                (777)           (1,176)
  Interest income                                  413               346
  Other expense, net                              (440)              (18)
                                              --------          --------
INCOME BEFORE INCOME TAXES                       5,433             4,130
  Income tax provision                           1,929             1,466
                                              --------          --------
NET INCOME                                   $   3,504          $  2,664
                                              ========          ========
EARNINGS PER SHARE

  Diluted                                    $     .52          $    .40

  Basic                                      $     .54          $    .42

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                      April 3,     December 31,   March 28,
                                        1999          1998           1998
                                    -----------   -------------   ---------
 ASSETS                             (Unaudited)                  (Unaudited)
  Cash                              $    3,688    $       887    $   3,049
  Accounts receivable-net               78,575         70,806       86,602
  Finance contracts receivable-net       9,709          9,786        9,670
  Inventories                           36,015         32,093       32,793
  Deferred tax assets                    7,138          7,138        4,217
  Other current assets                   1,324          1,184        1,584
                                    ----------    -----------    ---------
   Total Current Assets                136,449        121,894      137,915

  Property, plant and equipment-
   net                                  33,910         34,142       34,941
  Finance contracts receivable-
   net, non-current                      5,805          5,804        3,531
  Intangible assets                     16,267         16,451       14,650
  Other assets                           6,998          6,256        5,546
                                    ----------     ----------     --------
 TOTAL ASSETS                       $   199,429     $ 184,547   $  196,583

 LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current portion of long-term
   debt obligations                 $       562     $     597   $      689
  Accounts payable                       26,447        23,562       26,555
  Accrued liabilities                    30,499        27,993       23,695
                                    -----------     ---------   ----------
   Total Current Liabilities             57,508        52,152       50,939

  Line of credit facility                25,329        19,359       49,252
  Long-term debt obligations              9,445         9,588        9,515
  Other long-term liabilities             5,372         5,400        1,929
  Deferred income taxes                   3,943         3,943        3,421
                                    -----------     ---------   ----------
   Total Long-Term Liabilities           44,089        38,290       64,117
                                    -----------     ---------   ----------
  Common stock, $.10 par value,
   25,000,000 shares authorized,
   6,468,411, 6,438,945 and
   6,392,929 shares outstanding,
   respectively                             647           644          640
  Preferred stock, $.10 par value,
   2,000,000 shares authorized,
   250,000 shares designated as
   Series A Preferred
   Stock, no shares issued                    -             -            -
  Capital in excess of par               28,550        28,330       27,590
  Retained earnings                      69,787        66,283       53,679
  Accumulated other comprehensive
   loss                                  (1,152)       (1,152)        (382)
                                    -----------     ---------     --------
  Total Shareholders' Equity             97,832        94,105       81,527
                                    -----------     ---------     --------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $   199,429     $ 184,547     $196,583
                                    ===========     =========     ========

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)


                                                         Three Months Ended

                                                       April 3,    March 28,
                                                         1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                          $    3,504   $   2,664

 Adjustments to reconcile net income to
  net cash (used for) provided by operating
  activities:
 Depreciation                                             1,075       1,054
 Amortization                                               199         178
 Proceeds from sales of finance contracts                14,880       5,745
 Increase in finance contracts receivable               (15,310)     (7,784)
 Cost of sales of finance contracts                         506          79
 Net changes in remaining working capital items          (6,440)    (10,210)
                                                     ----------    --------
  Net cash used for operating activities                 (1,586)     (8,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net              (843)       (918)
 Other assets                                              (757)       (100)
                                                     ----------    --------
  Net cash used for investing activities                 (1,600)     (1,018)
                                                     ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit facility                    5,970       9,895
 Proceeds from issuance of common stock                     223       1,290
 Other                                                     (206)        (83)
                                                     ----------    --------
  Net cash provided by financing activities               5,987      11,102
                                                     ----------    --------
 Net increase in cash                                     2,801       1,810
 Cash, beginning of period                                  887       1,239
                                                     ----------    --------
 Cash, end of period                                 $    3,688    $  3,049
                                                     ==========    ========
Supplemental disclosure of cash flow
 information:
 Cash paid for the following:
 Interest                                            $      703    $  1,057
 Income Taxes                                        $      796    $     65

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 3, 1999
                                  (Unaudited)

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

     In the opinion of management, the information furnished for the three-month periods ended April 3, 1999 and March 28, 1998 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for the entire year.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE 3 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                               April 3,       December       March 28,
                                 1999            31,           1998
                                                1998
 Raw materials and supplies    $16,390        $15,656        $15,934
 Work in process                 6,637          5,863          5,768
 Finished machines and parts    32,384         29,970         30,341
                               -------        -------        -------
 Total current cost value       55,411         51,489         52,043
 Adjustment to LIFO basis      (19,396)       (19,396)       (19,250)
                               -------        -------        -------
                               $36,015        $32,093        $32,793
                               =======        =======        =======

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to materially affect the Company s financial condition or results of operations.

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

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

                                      April 3,         March 28,
                                        1999              1998
                                      -------          ---------
 Basic shares                           6,456             6,274
 Effect of warrants and options           233               393
                                        -----            ------
 Diluted shares                         6,689             6,667
                                        =====            ======

NOTE 6   BUSINESS SEGMENTS

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below (in thousands):

                         April 3, 1999     March 28, 1998
                         -------------     --------------
 Net Sales:
   Construction               $40,246           $34,054
   Agricultural                28,717            27,234
                             --------           -------
    Consolidated              $68,963           $61,288
                              =======           =======
 Income from
 Operations:
   Construction               $ 4,794           $ 3,240
   Agricultural                 1,443             1,738
                              -------           -------
      Consolidated            $ 6,237           $ 4,978
                              =======           =======
NOTE 7   STOCK REPURCHASE

     In March 1999, the Company's Board of Directors authorized the repurchase of up to 325,000 shares of the Company's outstanding common stock. As of April 3, 1999, no shares had been repurchased under this authorization.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended April 3, 1999 Compared to Three Months Ended March 28, 1998

     Net sales for the first quarter of 1999 of $69.0 million were $7.7 million, or 13%, higher than the $61.3 million in the comparable period of 1998. Construction equipment net sales increased 18% to $40.3 million in the first quarter of 1999 from $34.1 million in the first quarter of 1998. The increase in sales of construction equipment was due primarily to higher telescopic handler and service parts shipments. Agricultural equipment sales increased 5% to $28.7 million in the first quarter of 1999 from $27.2 million in the first quarter of 1998. The increase was due primarily to increased shipments of skid loaders and forage harvesting equipment. Of the Company's total net sales reported for the first quarter of 1999, $8.6 million were made outside of the United States compared with $9.7 million in the comparable period of 1998. The decrease was due to economic disruption in the Far East and Australia. As the Company has continued to increase its sales of Construction equipment products, the Company has been successful in reducing the seasonality of its sales. However, some seasonality still remains, primarily in the Company s second quarter which historically has tended to be its strongest quarter for sales, while sales levels have historically tended to be lower in the first and fourth quarters.

     Gross profit increased $2.9 million, or 18%, during the first quarter of 1999 versus the comparable period of 1998, due to increased sales volume and improved gross margin percentages. Gross profit as a percent of net sales increased to 27.2% for the first quarter of 1999 from 25.9% in the comparable period of 1998. Gross profit as a percent of net sales for Construction equipment increased to 26.6% in the first quarter of 1999 from 24.4% in the first quarter of 1998. The increase in Construction equipment gross margin was a function of increased telescopic handler and service parts sales, which sales are at higher gross margins than other Construction equipment, and improved efficiencies at the manufacturing plants. Gross profit as a percent of net sales for Agricultural equipment increased to 28.0% in the first quarter of 1999 from 27.7% for the first quarter of 1998.

     Selling, general and administrative expenses increased $1.7 million, or 15%, during the first quarter of 1999 versus the comparable period of 1998 due primarily to sales volume increases. As a percent of net sales, selling, general and administrative expenses increased to 18.2% of net sales during the first quarter of 1999 versus 17.7% in the comparable period of 1998.

     Income from operations in the first quarter of 1999 was $6.2 million, 25% higher than the $5.0 million for the first quarter of 1998.

     Interest expense decreased $399,000, to $777,000 in the first quarter of 1999 from $1,176,000 in the first quarter of 1998. The decrease was a result of a decrease in average debt outstanding to $35.2 million in the first quarter of 1999 versus $56.1 million in the first quarter of 1998. The average rate of interest paid by the Company decreased to 7.7% in the first quarter of 1999 from 8.1% for the first quarter of 1998.

     Other expense increased $422,000, to $440,000 in the first quarter of 1999 from $18,000 in the first quarter of 1998. This was caused by selling $9 million more retail finance contracts to third parties in the first quarter of 1999 versus the comparable period of 1998 resulting in an increase in the cost of sales of finance contracts.

     First quarter 1999 net income of $3.5 million was a 32% increase from $2.7 million in the first quarter of 1998. Diluted earnings were $.52 per share for the first quarter of 1999 versus $.40 per share in 1998.

Financial Condition

     The Company's working capital was $78.9 million at April 3, 1999, as compared to $69.7 million at December 31, 1998, and $87.0 million at March 28, 1998. The increase since December 31, 1998 resulted primarily from seasonal increases in accounts receivable. The working capital decrease from March 28, 1998 was due primarily to decreases in accounts receivable.

     Capital expenditures for property, plant and equipment during the first quarter of 1999 were approximately $843,000. The Company plans to make a total of approximately $10.6 million of capital expenditures in 1999, which includes $4.5 million related to plant expansion activities at the two South Dakota construction equipment manufacturing facilities. The capital expenditures are expected to be funded with proceeds borrowed under the Company's existing revolving credit agreement. Outstanding commitments as of April 3, 1999 totaled approximately $220,000.

     As of April 3, 1999, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.0%. The Company had available unused borrowing capacity of $47.9 million, $53.1 million and $24.1 million under the line of credit facility at April 3, 1999, December 31, 1998, and March 28, 1998, respectively. At April 3, 1999, December 31, 1998, and March 28, 1998, the borrowings outstanding under the line of credit facility were $25.3 million, $19.4 million and $49.3 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At April 3, 1999, the Company serviced $88.0 million of such contracts, of which $72.5 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

     Shareholders' equity at April 3, 1999 was $97.8 million. This was $16.3 million higher than the $81.5 million of shareholders' equity at March 28, 1998, due primarily to income earned from March 29, 1998 through April 3, 1999.

     In March 1999, the Company's Board of Directors authorized the repurchase of up to 325,000 shares of the Company's outstanding common stock. As of April 3, 1999, no shares had been repurchased under this authorization. The repurchase of the Company's common stock, if any, is expected to be funded with proceeds borrowed under the Company's existing revolving credit arrangement.

Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Due to the Company s current limited use of derivative instruments, the adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

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

     In 1995, a Company-wide program was initiated to prepare its Information Technology (IT) systems and applications for the Year 2000. The initial focus of the Company's program contained the following steps: assessment of the relevant issues; planning the conversion; implementing the conversion; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacement or outsourcing. Through March 1999, the assessment and planning phases have been completed for all IT systems and applications. The Company's objective is to become Year 2000 compliant with its mission critical IT activities and systems by mid-1999, allowing substantial time for further testing, verification and the final completion of less important systems in the second half of 1999.

     In addition to the IT systems review noted above, the Company has initiated processes to review and to modify, where appropriate, other areas impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to IT systems, facility management and certain non-IT issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. The Company has completed assessments in all of the above areas and testing in all of these areas, except the testing of personal computer hardware and software, which is expected to be completed by the second quarter of 1999.

     The Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 compliance issues. The Company cannot guarantee that the failure of another company to be Year 2000 compliant will not have an adverse effect on the Company.

     The Company believes that it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The Company has evaluated its major customers and believes that the failure of these entities to adequately prepare for Year 2000 issues will not have a material adverse effect on the Company.

     The Company expects to incur consulting and other expenses related to its Year 2000 program. The cost of testing and the conversion of existing and replacement system applications are not expected to exceed $400,000, the majority of which expense has already been incurred. These costs have been and will continue to be treated as period costs and expensed as incurred.

     Based upon the progress to date, the Company does not believe that either future costs of modifications or the consequences of any unsuccessful modifications being implemented by the Company will have a material adverse effect on its financial position or results of operations. Nevertheless, since it is not possible to anticipate all possible future situations, especially when third parties are involved, the Company believes that the most reasonably likely worst case Year 2000 scenario could result in circumstances in which the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. The Company continues to evaluate whether a contingency plan to deal with any expected Year 2000 related failures is warranted.

     No assurances can be given that Year 2000 compliance failures, if any, particularly as they relate to third parties, will not have a material adverse effect on the Company's financial position or results of operations.

Forward Looking Statements

     Certain matters discussed in the Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of statement will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, general economic conditions, unanticipated events related to resolving Year 2000 issues, market acceptance of existing and new products manufactured by the Company, changes in the cost of raw materials and component parts purchased by the Company, and interest and foreign currency fluctuations. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There are no material changes to the information provided in response to this item as set forth in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Form of Supplemental Retirement Benefit Arrangement between Gehl Company and each of Messrs. Hahn, Mulcahy and Semler

     27   Financial Data Schedule [EDGAR version only]


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended April 3, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEHL COMPANY


Date:  May 11, 1999                  By:  /s/ William D. Gehl
                                          William D. Gehl
                                          Chairman of the Board, President
                                          and Chief Executive Officer



Date:  May 11, 1999                  By:  /s/ Kenneth P. Hahn
                                          Kenneth P. Hahn
                                          Vice President of Finance,
                                          Treasurer and Chief Financial
                                          Officer (Principal Financial
                                          and Accounting Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                 April 3, 1999

                                 EXHIBIT INDEX


Exhibit
Number                              Document Description


10.1 Form of Supplemental Retirement Benefit Arrangement between Gehl Company and each of Messrs. Hahn, Mulcahy and Semler.


27     Financial Data Schedule [EDGAR version only]