Form 10-Q
period 1999-07-03
GEHL CO
filed 1999-08-16
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended July 3, 1999

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

                      Yes   X        No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                          Outstanding at August 1, 1999
  Common Stock, $.10 Par Value                           5,817,344

                                  GEHL COMPANY

                                    FORM 10-Q

                                   July 3, 1999

                                  REPORT INDEX

                                                         Page No.
  PART I. - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

       Condensed Consolidated Statements of Income for the
         Three- and Six-Month Periods Ended July 3, 1999
         and June 27, 1998  . . . . . . . . . . . .                3

       Condensed Consolidated Balance Sheets at July 3, 1999,
         December 31, 1998 and June 27, 1998  . . .                4

       Condensed Consolidated Statements of Cash Flows for the
         Six-Month Periods Ended July 3, 1999 and
         June 27, 1998  . . . . . . . . . . . . . .                5

       Notes to Condensed Consolidated Financial Statements        6

  Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                 8

  Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk  . . . . . . . . . . . . .               12

  PART II. - OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders    12

  Item 6.  Exhibits and Reports on Form 8-K . . . .               13

  SIGNATURES  . . . . . . . . . . . . . . . . . . .               14

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                          GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                            Three Months Ended      Six Months Ended
                             July 3,   June 27,     July 3,   June 27,
                              1999      1998         1999      1998
                            --------  --------     --------   --------
NET SALES                   $ 83,848  $ 75,231     $152,811   $136,519

 Cost of goods sold           59,733    54,056      109,920     99,493
                            --------  --------     --------   --------
GROSS PROFIT                  24,115    21,175       42,891     37,026
 Selling, general and
  administrative expenses     12,487    11,676       25,026     22,549
                            --------  --------     --------   --------
INCOME FROM OPERATIONS        11,628     9,499       17,865     14,477

 Interest expense               (777)   (1,251)      (1,554)    (2,427)
 Interest income                 425       407          838        753
 Other expense, net             (777)     (578)      (1,217)      (596)
                            --------  --------     --------   --------
INCOME BEFORE INCOME TAXES    10,499     8,077       15,932     12,207

 Income tax provision          3,727     2,867        5,656      4,333
                            --------  --------     --------   --------
NET INCOME                  $  6,772  $  5,210     $ 10,276   $  7,874
                            ========  ========     ========   ========
EARNINGS PER SHARE

 Diluted                    $   1.01  $    .78     $   1.53   $   1.18

 Basic                      $   1.05  $    .81     $   1.59   $   1.24

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                      July 3,     December 31,    June 27,
                                       1999          1998           1998
                                     --------     -----------    --------
ASSETS                               (Unaudited)                 (Unaudited)
 Cash                                $  3,446     $     887      $  6,380
 Accounts receivable-net               79,873        70,806        85,084
 Finance contracts receivable-net      10,270         9,786        10,766
 Inventories                           28,764        32,093        26,953
 Deferred tax asset                     7,138         7,138         4,217
 Prepaid expenses and other assets      1,077         1,184         1,422
                                     --------      --------      --------
  Total Current Assets                130,568       121,894       134,822
                                     --------      --------      --------
 Property, plant and equipment-net     33,681        34,142        34,552
 Finance contracts receivable-net,
  non-current                           6,169         5,804         3,924
 Intangible assets                     16,080        16,451        14,484
 Other assets                           8,683         6,256         5,482
                                     --------      --------      --------
  TOTAL ASSETS                      $ 195,181     $ 184,547    $  193,264


LIABILITIES AND SHAREHOLDERS'
 EQUITY
 Current portion of long-term
  debt obligations                  $     556      $    597     $     661
 Accounts payable                      25,312        23,562        27,219
 Accrued liabilities                   32,906        27,993        25,880
                                     --------      --------      --------
Total Current Liabilities              58,774        52,152        53,760
                                     --------      --------      --------

 Line of credit facility               13,399        19,359        37,732
 Long-term debt obligations             9,300         9,588         9,623
 Other long-term liabilities            5,233         5,400         1,947
 Deferred income taxes                  3,943         3,943         3,421
                                     --------      --------      --------
  Total Long-Term Liabilities          31,875        38,290        52,723
                                     --------      --------      --------
 Common stock, $.10 par value,
  25,000,000 shares authorized,
  6,483,244, 6,438,945 and
  6,401,824 shares outstanding,
  respectively                            650           644           640
 Preferred stock, $.10 par value,
  2,000,000 shares authorized,
  250,000 shares designated as
  Series A Preferred Stock, no
  shares issued                             -             -             -
 Treasury stock                          (314)            -             -
 Capital in excess of par              28,789        28,330        27,634
 Retained earnings                     76,559        66,283        58,889
 Accumulated other comprehensive
  loss                                 (1,152)       (1,152)         (382)
                                     --------      --------      --------
  Total Shareholders' Equity          104,532        94,105        86,781
                                     --------      --------      --------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $195,181      $184,547      $193,264
                                     ========      ========      ========

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)
                                                      Six Months Ended
                                                   July 3,       June 27,
                                                    1999           1998
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  10,276      $   7,874

 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                       2,148          2,118
  Amortization                                         393            351
  Proceeds from sales of finance contracts          36,770         20,994
  Increase in finance contracts receivable         (39,033)       (25,031)
  Cost of sales of finance contracts                 1,414            588
  Net change in working capital items                1,032            159
                                                  --------       --------
  Net cash provided by operating activities         13,000          7,053
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net       (1,687)        (1,598)
 Other assets                                       (2,449)           (38)
                                                  --------       --------
  Net cash used for investing activities            (4,136)        (1,636)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in long-term debt obligations               (329)           (77)
(Decrease) increase in long-term
  liabilities                                         (167)            92
 Repayments of credit facility                      (5,960)        (1,625)
 Proceeds from issuance of common stock                465          1,334
 Purchase of treasury stock                           (314)             -
                                                  --------       --------
  Net cash used for financing activities            (6,305)          (276)
                                                  --------       --------
 Net increase in cash                                2,559          5,141
 Cash, beginning of period                             887          1,239
                                                  --------       --------
 Cash, end of period                              $  3,446       $  6,380
                                                  ========       ========
 Supplemental disclosure of cash flow
  information:
  Cash paid for the following:
   Interest                                      $   1,517      $   2,329
   Income taxes                                  $   4,574      $   2,449

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 3, 1999
                                   (Unaudited)

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

  In the opinion of management, the information furnished for the three- and six-month periods ended July 3, 1999 and June 27, 1998 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the six months ended July 3, 1999 are not necessarily indicative of the results to be expected for the entire year due, in part, to the seasonal nature of the Company's operation.

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

  NOTE 3 - INVENTORIES

  If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                     July 3,       December 31,     June 27,
                                      1999             1998           1998
                                   ---------       -----------     ----------
   Raw materials and supplies      $  17,068       $  15,656       $   13,217
   Work-in-process                     5,430           5,863            5,522
   Finished machines and parts        25,662          29,970           27,464
                                   ---------       ---------       ----------
   Total current cost value           48,160          51,489           46,203
   Adjustment to LIFO basis          (19,396)        (19,396)         (19,250)
                                   ---------       ---------       ----------
                                   $  28,764       $  32,093        $  26,953
                                   =========       =========       ==========

  NOTE 4 - ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the effective date was delayed one year and will be effective January 1, 2001 for the Company. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

  NOTE 5 - EARNINGS PER SHARE

       Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and warrants.

  A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

   For the second quarter ended:      July 3, 1999      June 27, 1998
                                      ------------      -------------
   Basic shares                            6,467              6,399
   Effect of options                         262                290
                                      ------------      -------------
   Diluted shares                          6,729              6,689
                                      ============      =============

   For the six months ended:          July 3, 1999      June 27, 1998
                                      ------------      -------------
   Basic shares                            6,461              6,336
   Effect of warrants and options            248                342
                                      ------------      -------------
   Diluted shares                          6,709              6,678
                                      ============      =============

  NOTE 6 - BUSINESS SEGMENTS

    The Company operates in two business segments: Construction equipment and Agriculture equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below (in thousands):

                    Three Months Ended                 Six Months Ended
                  July 3, 1999   June 27, 1998    July 3, 1999   June 27, 1998

   Net Sales:
     Construction    $ 51,355        $ 45,427       $ 91,601        $ 79,481
     Agriculture       32,493          29,804         61,210          57,038
                     --------        --------       --------        --------
      Consoldated    $ 83,848        $ 75,231       $152,811        $136,519

   Income from Operations:
     Construction    $  7,599        $  6,720       $ 12,393        $  9,760
     Agriculture        4,029           2,779          5,472           4,717
                     --------        --------       --------        --------
      Consolidated   $ 11,628        $  9,499       $ 17,865        $ 14,477


  NOTE 7 - STOCK REPURCHASE

    In March 1999, the Company's Board of Directors authorized the repurchase of up to 325,000 shares of the Company's outstanding common stock. As of July 3, 1999, 18,000 shares had been repurchased in the open market under this authorization at an aggregate cost of $314,000.

  NOTE 8 - SUBSEQUENT EVENT

    On July 9, 1999, the Company repurchased 725,900 shares of its common stock, at a per share purchase price of $20.50, from a shareholder (and affiliates) in a privately negotiated transaction. The aggregate purchase price of $14.9 million was financed with borrowings under the Company's existing revolving credit facility. In connection with the repurchase, the shareholder agreed not to acquire shares of the Company's stock or take certain other actions until after July 9, 2009. This repurchase does not impact the stock repurchase plan discussed in Note 7.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

  Three Months Ended July 3, 1999 Compared to Three Months Ended June 27, 1998

    Net sales for the second quarter of 1999 of $83.8 million were 11% higher than the $75.2 million of net sales in the comparable period of 1998. Construction equipment net sales increased 13% to $51.3 million in the second quarter of 1999 from $45.4 million in the second quarter of 1998. The Construction equipment increase resulted from continued strong demand for telescopic handlers and service parts shipments. Agriculture equipment net sales increased 9% to $32.5 million in the second quarter of 1999 from $29.8 million in the second quarter of 1998, due primarily to increased shipments of skid loaders and forage harvesting equipment. Of the Company's total net sales reported for the second quarter of 1999, $11.8 million represented sales made outside the United States compared with $12.3 million in the comparable period of 1998. The decrease in international sales was due to economic disruption in the Far East and Australia.

     Gross profit increased $2.9 million, or 14%, during the second quarter of 1999 versus the comparable period of 1998, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 28.8% for the second quarter of 1999 from 28.1% in the comparable period of 1998. Gross profit as a percent of net sales for Construction equipment increased to 27.5% in the second quarter of 1999 from 26.3% in the second quarter of 1998. The increase in Construction equipment gross margin was a function of increased telescopic handler and service parts sales, which sales are at higher gross margins than other construction equipment, and improved efficiencies at the manufacturing plants. Gross profit as a percent of net sales for Agriculture equipment decreased slightly to 30.8% in the second quarter of 1999 from 31.0% in the comparable period of 1998.

     Selling, general and administrative expenses increased $811,000, or 7%, during the second quarter of 1999 versus the comparable period of 1998 due primarily to sales volume increases and continued investment in engineering activities. As a percent of net sales, selling, general and administrative expenses decreased to 14.9% during the second quarter of 1999 versus 15.5% in the comparable period of 1998.

     Income from operations in the second quarter of 1999 was $11.6 million versus $9.5 million in the second quarter of 1998.

     Interest expense decreased $474,000 to $777,000 in the second quarter of 1999 from $1,251,000 in the second quarter of 1998. This resulted from a decrease in average debt outstanding to $36.2 million in the second quarter of 1999 versus $59.0 million in the second quarter of 1998, and a decrease in the average rate of interest paid by the Company to 7.6% in the second quarter of 1999 versus 7.8% in the comparable period of 1998.

       Other expense increased $199,000 to $777,000 in the second quarter of 1999 from $578,000 in the second quarter of 1998. This was due primarily to selling $6.6 million more retail finance contracts to third parties in the second quarter of 1999 versus the comparable period of 1998, resulting in an increase in the cost of sales of finance contracts.

       Second quarter 1999 net income of $6.8 million was a 30% increase from $5.2 million in the second quarter of 1998. Diluted earnings were $1.01 per share for the second quarter of 1999 versus $.78 per share in 1998.

  Six Months Ended July 3, 1999 Compared to Six Months Ended June 27, 1998

     Net sales for the first six months of 1999 of $152.8 million were $16.3 million, or 12%, higher than the $136.5 million of net sales in the comparable period of 1998. Construction equipment net sales increased 15% to $91.6 million in the first six months of 1999 from $79.5 million in the first six months of 1998. The Construction equipment increase resulted from continued strong demand for telescopic handlers and service parts shipments. Agriculture equipment net sales increased 7% to $61.2 million in the first six months of 1999 from $57.0 million in the first six months of 1998. The increase was due to increased shipments of forage harvesting equipment, skid loaders and disc mower conditioners offset by reduced shipments of haytools, feedmaking and manure handling equipment. Of the Company's total net sales reported for the first six months of 1999, $20.3 million represented sales made outside the United States compared with $22.0 million in the comparative period of 1998. The decrease in international sales was due to economic disruption in the Far East and Australia. As the Company has increased its sale of Construction equipment products, the Company has been successful in reducing the seasonality of its sales. However, some sales seasonality still remains, primarily in the Company's second quarter which historically has tended to be its strongest quarter for sales, while sales levels have historically tended to be lower in the first and fourth quarters.

     Gross profit increased $5.9 million, or 16%, in the first six months of 1999 versus the comparable period of 1998, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 28.1% for the first six months of 1999 from 27.1% in the comparable period of 1998. Gross profit as a percent of net sales for Construction equipment increased to 27.1% in the first six months of 1999 from 25.5% in the first six months of 1998. The increase in Construction gross margin was a function of increased telescopic handler and service parts sales, which sales are at higher gross margins than other construction equipment, and improved efficiencies at the manufacturing plants. Gross profit as a percent of net sales for Agriculture equipment increased to 29.5% for the first six months of 1999 from 29.4% for the first six months of 1998.

     Selling, general and administrative expenses increased $2.5 million, or 11%, during the first six months of 1999 versus the comparable period of 1998 due primarily to sales volume increases and continued investment in engineering activities. As a percent of net sales, selling, general and administrative expenses decreased to 16.4% during the first six months of 1999 versus 16.5% in the comparable period of 1998.

     Income from operations in the first six months of 1999 of $17.9 million was 23% higher than the $14.5 million for the comparable period of 1998.

     Interest expense decreased $873,000 to $1.5 million in the first six months of 1999 from $2.4 million in the first six months of 1998. The decrease was a result of a decrease in average debt outstanding to $35.7 million in the first six months of 1999 versus $57.5 million in the comparable period of 1998 combined with a decrease in the average rate of interest paid by the Company to approximately 7.7% in the first six months of 1999 versus 7.9% in the comparable period of 1998.

     Other expense increased $621,000 to $1,217,000 as of July 3, 1999 from $596,000 at June 27, 1998. This was primarily a result of selling $15.8 million more retail finance contracts to third parties during the six months ended July 3, 1999 versus the comparable period of 1998, resulting in an increase in the cost of sales of finance contracts.

     Net income of $10.3 million for the six months ended July 3, 1999 was a 31% increase from $7.9 million for the six months ended June 27, 1998. Diluted earnings were $1.53 per share for the six months ended July 3, 1999 versus $1.18 per share for the six months ended June 27, 1998.

  Financial Condition

     The Company's working capital was $71.8 million at July 3, 1999 as compared to $69.7 million at December 31, 1998 and $81.1 million at June 27, 1998. The decrease since June 27, 1998 was due primarily to decreases in accounts receivable.

       The Company's cash flow provided by operating activities in the first six months of 1999 was $13.0 million versus $7.1 million in comparable 1998.

     Capital expenditures for property, plant and equipment during the first six months of 1999 were approximately $1.7 million. The Company expects to make approximately $11.0 million of capital expenditures during 1999, which includes approximately $5 million related to plant expansion activities at its two South Dakota construction equipment manufacturing facilities. The capital expenditures are expected to be funded with borrowings under the Company's existing line of credit facility. Outstanding capital expenditure commitments as of July 3, 1999 totaled approximately $1.2 million.

     As of July 3, 1999, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.2%. The Company had available unused borrowing capacity of $60.2 million, $53.1 million and $35.8 million under the line of credit facility at July 3, 1999, December 31, 1998 and June 27, 1998, respectively. At July 3, 1999, December 31, 1998 and June 27, 1998, the borrowings outstanding under the line of credit facility were $13.4 million, $19.4 million and $37.7 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and finance service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At July 3, 1999, Gehl serviced $97.9 million of such contracts, of which $81.4 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

     Shareholders' equity at July 3, 1999 was $104.5 million. This amount was $17.7 million higher than the $86.8 million of shareholders' equity at June 27, 1998, due primarily to income earned from June 28, 1998 through July 3, 1999.

     On July 9, 1999, the Company repurchased 725,900 shares of its common stock, at a per share purchase price of $20.50, from a shareholder (and affiliates) in a privately negotiated transaction. The aggregate purchase price of $14.9 million was financed with borrowings under the Company's existing revolving credit facility.

  Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the effective date was delayed by one year and will be effective January 1, 2001 for the Company. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

       In 1995, a Company-wide program was initiated to prepare its Information Technology (IT) systems and applications for the Year 2000. The initial focus of the Company's program contained the following steps: assessment of the relevant issues; planning the conversion; implementing the conversion; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacement or outsourcing. By the end of June 1999, the assessment and planning phases have been completed for all IT systems and applications.
  The Company's objective to become Year 2000 compliant with its mission critical IT activities and systems by mid-1999 has been met, allowing substantial time for further testing, verification and the final completion of less important systems in the second half of 1999.

     In addition to the IT systems review noted above, the Company has initiated processes to review and to modify, where appropriate, other areas
  impacted by Year 2000.   These areas include, but are not limited to,
  personal computer hardware and software, remote location access to IT systems, facility management and certain non-IT issues, such as the extent to which embedded chips are used in machinery and equipment used in operations. The Company has completed assessments and testing in all of the above areas.

     The Company is in the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 compliance issues. The Company cannot guarantee that the failure of another company to be Year 2000 compliant will not have an adverse effect on the Company.

     The Company believes that it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The Company has evaluated its major customers and believes that the failure of these companies to adequately prepare for Year 2000 issues will not have a material adverse effect on the Company.

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

  Forward-Looking Statements

     Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, general economic conditions, unanticipated events related to resolving Year 2000 issues, market acceptance of existing and new products manufactured by the Company, changes in the cost of raw materials and component parts purchased by the Company, and interest and foreign currency fluctuations. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     There are no material changes to the information provided in response to this item as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on April 21, 1999, Nicholas C. Babson, Thomas J. Boldt and William P. Killian were elected as directors of the Company for terms expiring in 2002 and Hermann Viets was elected for a term expiring in 2000. The following table sets forth certain information with respect to the election of directors at the annual meeting:

   Name of Nominee         Shares        Shares Withholding
                           Voted For     Authority

   Hermann Viets           5,477,738          201,667
   Nicholas C. Babson      5,469,538          209,967
   Thomas J. Boldt         5,039,164          640,241
   William P. Killian      5,481,036          198,369

     The following table sets forth the other directors of the Company whose terms of office continued after the 1999 annual meeting:

   Name of Director           Year in Which Term Expires

   John W. Gehl                     2000*
   Arthur W. Nesbitt                2000
   Fred M. Butler                   2001
   William D. Gehl                  2001
   John W. Splude                   2001

  *Mr. J.W. Gehl retired as a director on July 19, 1999.

  Item 6.   Exhibits and Reports on Form 8-K.

       (a)  Exhibits

       27   Financial Data Schedule [EDGAR version only]

       (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1999.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEHL COMPANY


  Date:  August 13, 1999              By: /s/ William D. Gehl
                                          William D. Gehl
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

  Date:  August 13, 1999              By: /s/ Kenneth P. Hahn
                                          Kenneth P. Hahn
                                          Vice President of Finance,
                                          Treasurer and Chief Financial
                                          Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  GEHL COMPANY

                                    FORM 10-Q

                                  July 3, 1999

                                  EXHIBIT INDEX


  Exhibit
  Number              Document Description

   27          Financial Data Schedule [EDGAR version only]