Form 10-Q
period 1999-10-02
GEHL CO
filed 1999-11-16
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 1999

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

                                      (262) 334-9461
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at October 2, 1999
  Common Stock, $.10 Par Value                       5,802,771

                                  GEHL COMPANY
                                   FORM 10-Q
                                 October 2, 1999

                                  REPORT INDEX


                                                                 Page No.

PART I. - FINANCIAL INFORMATION:

Item 1. Financial Statements

     Condensed Consolidated Statements of Income for the
       Three- and Nine-Month Periods Ended October 2, 1999
       and September 26, 1998 . . . . . . . . . .                     3

     Condensed Consolidated Balance Sheets at October 2, 1999,
       December 31, 1998 and September 26, 1998 .                     4

     Condensed Consolidated Statements of Cash Flows for the
       Nine-Month Periods Ended October 2, 1999 and
       September 26, 1998 . . . . . . . . . . . .                     5

     Notes to Condensed Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Results of
       Operations and Financial Condition   . . . . . .               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  12

PART II. - OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K . . . .                    12

SIGNATURES  . . . . . . . . . . . . . . . . . . .                    13

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                 Three Months Ended       Nine Months Ended
                              October 2,   Sept. 26,    October 2,   Sept. 26,
                                 1999        1998        1999          1998
NET SALES                       $69,838    $63,452      $222,649     $199,971
Cost of goods sold               49,195     45,618       159,115      145,111
                                -------    -------      --------     --------
GROSS PROFIT                     20,643     17,834        63,534       54,860
 Selling, general and
  administrative expenses        10,322     10,734        35,348       33,283
                                -------    -------      --------     --------
INCOME FROM OPERATIONS           10,321      7,100        28,186       21,577

 Interest expense                  (789)      (925)       (2,343)      (3,352)
 Interest income                    452        480         1,290        1,233
 Other expense, net                (525)      (363)       (1,742)        (959)
                                -------    -------      --------     --------
INCOME BEFORE INCOME TAXES        9,459      6,292        25,391       18,499
 Income tax provision             3,358      2,234         9,014        6,567
                                -------    -------      --------     --------
NET INCOME                       $6,101     $4,058       $16,377      $11,932
                                =======    =======      ========     ========
EARNINGS PER SHARE

 Diluted                          $1.00       $.61         $2.52        $1.79

 Basic                           $ 1.04       $.63         $2.62        $1.88

The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    October 2,  December 31,   September 26,
                                       1999        1998            1998
 ASSETS                            (Unaudited)                  (Unaudited)
 Cash                              $  3,967    $     887        $    4,925
 Accounts receivable-net             74,057       70,806            77,975
 Finance contracts receivable-net    10,945        9,786             8,892
 Inventories                         32,119       32,093            28,630
 Deferred tax asset                   7,138        7,138             4,217
 Prepaid expenses and other assets      903        1,184             1,242
                                   --------      -------        ----------
  Total Current Assets              129,129      121,894           125,881
                                   --------      -------        ----------
 Property, plant and equipment-net   34,492       34,142            34,101
 Finance contracts receivable-
  net, non-current                    6,558        5,804             3,298
 Intangible assets                   15,894       16,451            14,317
 Other assets                         8,671        6,256             5,725
                                   --------      -------           -------
TOTAL ASSETS                     $  194,744    $ 184,547        $  183,322
                                   ========      =======           =======
LIABILITIES AND SHAREHOLDERS'
 EQUITY
 Current portion of long-term
  debt obligations               $      562    $     597        $      639
 Accounts payable                    26,198       23,562            26,758
 Accrued liabilities                 32,753       27,993            26,341
                                   --------      -------           -------
  Total Current Liabilities          59,513       52,152            53,738

 Line of credit facility             21,060       19,359            23,583
 Long-term debt obligations           9,142        9,588             9,726
 Other long-term liabilities          5,205        5,400             1,979
 Deferred income taxes                3,943        3,943             3,421
                                   --------      -------           -------
  Total Long-Term Liabilities        39,350       38,290            38,709
                                   --------      -------           -------
 Common stock, $.10 par value,
  25,000,000 shares authorized,
  6,570,271, 6,438,945 and
  6,406,990 shares issued,
  respectively                          657          644               640
 Preferred stock, $.10 par value,
  2,000,000 shares authorized,
  250,000 shares designated as
 Series A Preferred Stock, no
  shares issued                           -            -                 -
 Treasury stock, at cost
  (767,500 shares at October 2,
   1999)                            (15,613)           -                 -
 Capital in excess of par            29,329       28,330            27,670
 Retained earnings                   82,660       66,283            62,947
 Accumulated other
  comprehensive loss                 (1,152)      (1,152)             (382)
                                   --------      -------           -------
  Total Shareholders' Equity         95,881       94,105            90,875
                                   --------      -------           -------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY             $ 194,744    $ 184,547         $ 183,322
                                  =========    =========         =========

    The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)
                                                     Nine Months Ended
                                                  October 2,   September 26,
                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   16,377    $   11,932
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation                                          3,239         3,205
 Amortization                                            588           529
 Proceeds from sales of finance contracts             53,553        38,668
 Increase in finance contracts receivable            (57,491)      (40,485)
 Cost of sales of finance contracts                    2,025           868
 Net change in working capital items                   4,400         5,771
                                                  ----------     ---------
 Net cash provided by operating activities            22,691        20,488
                                                  ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net         (3,589)       (2,225)
 Other assets                                         (2,446)         (301)
                                                  ----------     ---------
  Net cash used for investing activities              (6,035)       (2,526)
                                                  ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in long-term debt
   obligations                                          (481)            4
 (Decrease) increase in long-term liabilities           (195)          124
 Proceeds from (repayments of) credit facility         1,701       (15,774)
 Proceeds from issuance of common stock                1,012         1,370
 Purchase of treasury stock                          (15,613)            -
                                                  ----------     ---------
  Net cash used for financing activities             (13,576)      (14,276)
                                                  ----------     ---------
 Net increase in cash                                  3,080         3,686
 Cash, beginning of period                               887         1,239
                                                  ----------     ---------
 Cash, end of period                             $     3,967    $    4,925
                                                 ===========    ==========
 Supplemental disclosure of cash flow
  information:
  Cash paid for the following:
  Interest                                       $     2,284    $    3,346
  Income taxes                                   $     8,702    $    4,884

The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 2, 1999
                                  (Unaudited)

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

     In the opinion of management, the information furnished for the three- and nine-month periods ended October 2, 1999 and September 26, 1998 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. The results of operations for the nine months ended October 2, 1999 are not necessarily indicative of the results to be expected for the entire year due, in part, to the seasonal nature of the Company's operations.

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

NOTE 3 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                               October 2,      December 31,     September 26,
                                 1999             1998              1998

Raw materials and supplies       $   17,306        $  15,656       $ 14,226
Work-in-process                       5,149            5,863          5,349
Finished machines and parts          29,060           29,970         28,305
                                 ----------        ---------       --------
Total current cost value             51,515           51,489         47,880
Adjustment to LIFO basis            (19,396)         (19,396)       (19,250)
                                 ----------        ---------       --------
                                 $   32,119        $  32,093       $ 28,630
                                 ==========        =========       ========

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

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

 For the three months ended:      October 2, 1999       September 26, 1998
                                  ---------------       ------------------
 Basic shares                            5,856                6,406
 Effect of options                         235                  252
                                         -----                -----
 Diluted shares                          6,091                6,658
                                         =====                =====

 For the nine months ended:       October 2, 1999        September 26, 1998
                                  ---------------        ------------------
 Basic shares                            6,260                6,359
 Effect of warrants and options            243                  312
                                         -----                -----
 Diluted shares                          6,503                6,671
                                         =====                =====
NOTE 6   BUSINESS SEGMENTS

  The Company operates in two business segments: Construction equipment and Agriculture equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below (in thousands):

                       Three Months Ended            Nine Months Ended
                       ------------------            -----------------
                     October 2,     Sept. 26,      October 2,    Sept. 26,
                        1999          1998           1999           1998
 Net Sales:
   Construction       $41,251       $38,774        $132,852      $118,255
   Agriculture         28,587        24,678          89,797        81,716
                     --------      --------        --------      --------
 Consolidated         $69,838       $63,452        $222,649      $199,971
                     ========      ========        ========      ========
 Income from
 Operations:
   Construction        $6,640       $ 5,158        $ 19,033      $ 14,918
   Agriculture          3,681         1,942           9,153         6,659
                     --------      --------        --------      --------
 Consolidated         $10,321       $ 7,100        $ 28,186      $ 21,577
                     ========      ========        ========      ========

NOTE 7   STOCK REPURCHASE

  In March 1999, the Company's Board of Directors authorized the repurchase of up to 325,000 shares of the Company's outstanding common stock. As of October 2, 1999, 41,600 shares had been repurchased in the open market under this authorization at an aggregate cost of $732,000.

  On July 9, 1999, the Company repurchased 725,900 shares of its common stock, at a per share purchase price of $20.50, from a shareholder (and affiliates) in a privately negotiated transaction. The aggregate purchase price of $14.9 million was financed with borrowings under the Company's existing revolving credit facility. In connection with the repurchase, the shareholder agreed not to acquire shares of the Company's stock or take certain other actions until after July 9, 2009. This repurchase was effected pursuant to separate Board authorization and does not impact the stock repurchase plan described above.

Item 2. Management's Discussion And Analysis Of Results Of Operations And Financial Condition

Results of Operations

Three Months Ended October 2, 1999 Compared to Three Months Ended September 26, 1998

  Net sales for the third quarter of 1999 of $69.8 million were 10% higher than the $63.5 million of net sales in the comparable period of 1998. Construction equipment net sales increased 6% to $41.2 million in the third quarter of 1999 from $38.8 million in the third quarter of 1998. The increased Construction equipment sales were due primarily to higher shipments of rough-terrain telescopic handlers. Additionally, during the third quarter of 1999, the Company commenced shipment of the mini-excavator product line introduced in May of this year. Agriculture equipment net sales increased 16% to $28.6 million in the third quarter of 1999 from $24.7 million in the third quarter of 1998, due primarily to increased shipments of skid loaders and forage harvesting equipment. Of the Company's total net sales reported for the third quarter of 1999, $10.3 million represented sales made outside the United States compared with $10.2 million in the comparable period of 1998.

   Gross profit increased $2.8 million, or 16%, during the third quarter of 1999 versus the comparable period of 1998, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 29.6% for the third quarter of 1999 from 28.1% in the comparable period of 1998. Gross profit as a percent of net sales for Construction equipment increased to 28.0% in the third quarter of 1999 from 26.2% in the third quarter of 1998. The increase in Construction equipment gross margin was a function of increased rough-terrain telescopic handler sales, which sales are at higher gross margins than other construction equipment, and improved efficiencies at the manufacturing plants. Gross profit as a percent of net sales for Agriculture equipment increased to 31.9% in the third quarter of 1999 from 31.1% in the comparable period of 1998. The primary reason for the increase was the impact of a change in the mix of products shipped in the third quarter of 1999 versus products shipped in comparable 1998.

   Selling, general and administrative expenses decreased $412,000, or 4%, during the third quarter of 1999 versus the comparable period of 1998, due primarily to lower costs of selling Agriculture products in 1999 versus the comparable period of 1998. As a percent of net sales, selling, general and administrative expenses decreased to 14.8% during the third quarter of 1999 versus 16.9% in the comparable period of 1998.

   Income from operations in the third quarter of 1999 was $10.3 million versus $7.1 million in the third quarter of 1998.

   Interest expense decreased $136,000 to $789,000 in the third quarter of 1999 from $925,000 in the third quarter of 1998. This resulted from a decrease in average debt outstanding to $35.1 million in the third quarter of 1999 versus $41.4 million in the third quarter of 1998.

     Other expense increased $162,000 to $525,000 in the third quarter of 1999 from $363,000 in the third quarter of 1998. This was due primarily to the cost of selling finance contracts to third parties. In 1999 the cost of selling these contracts increased as the finance rates offered to Gehl finance customers were lower than the comparable period of 1998, while the discount rates used in selling finance contracts to third parties increased as a result of the general trend of overall interest rates.

     Third quarter 1999 net income of $6.1 million was a 50% increase from $4.1 million in the third quarter of 1998. Diluted earnings were $1.00 per share for the third quarter of 1999, a 64% increase from $.61 per share in 1998, reflecting the impact of a lower number of common stock shares outstanding as a result of the Company's stock repurchases as well as improved performance.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended September 26,
1998

   Net sales for the first nine months of 1999 of $222.6 million were $22.6 million, or 11%, higher than the $200.0 million of net sales in the comparable period of 1998. Construction equipment net sales increased 12% to $132.8 million in the first nine months of 1999 from $118.3 million in the first nine months of 1998. The Construction equipment increase resulted from continued strong demand for rough-terrain telescopic handlers. Agriculture equipment net sales increased 10% to $89.8 million in the first nine months of 1999 from $81.7 million in the first nine months of 1998. The increase was due primarily to increased shipments of forage harvesting equipment and skid loaders. Of the Company's total net sales reported for the first nine months of 1999, $30.6 million represented sales made outside the United States compared with $32.4 million in the comparative period of 1998. The decrease in international sales was due to economic disruption in the Far East and Australia. Given the segments that the Company ships into, there exists some seasonality in the sales trends, primarily in the Company's second and third quarters which historically have tended to be its strongest quarters for sales, while sales levels have historically tended to be lower in the first and fourth quarters.

   Gross profit increased $8.7 million, or 16%, in the first nine months of 1999 versus the comparable period of 1998, due primarily to increased sales volume. Gross profit as a percent of net sales increased to 28.5% for the first nine months of 1999 from 27.4% in the comparable period of 1998. Gross profit as a percent of net sales for Construction equipment increased to 27.4% in the first nine months of 1999 from 25.7% in the first nine months of 1998. The increase in Construction gross margin was a function of increased rough-terrain telescopic handler sales, which sales are at higher gross margins than other construction equipment, and improved efficiencies at the manufacturing plants. Gross profit as a percent of net sales for Agriculture equipment increased to 30.2% for the first nine months of 1999 from 29.9% for the first nine months of 1998.

   Selling, general and administrative expenses increased $2.1 million, or 6%, during the first nine months of 1999 versus the comparable period of 1998 due to continued investment in engineering and sales related activities, as well as sales volume increases. As a percent of net sales, selling, general and administrative expenses decreased to 15.9% during the first nine months of 1999 versus 16.6% in the comparable period of 1998.

     Income from operations in the first nine months of 1999 of $28.2 million was 31% higher than the $21.6 million for the comparable period of 1998.

     Interest expense decreased $1.0 million to $2.3 million in the first nine months of 1999 from $3.3 million in the first nine months of 1998. The decrease was a result of a decrease in average debt outstanding to $35.5 million in the first nine months of 1999 versus $52.1 million in the comparable period of 1998 combined with a decrease in the average rate of interest paid by the Company to approximately 7.7% in the first nine months of 1999 versus 7.9% in the comparable period of 1998.

     Other expense increased $783,000 to $1,742,000 as of October 2, 1999 from $959,000 at September 26, 1998. This was primarily a result of selling $14.9 million more retail finance contracts to third parties during the nine months ended October 2, 1999 versus the comparable period of 1998, combined with lower finance rates offered to Gehl finance customers and increasing discount rates used in selling finance contracts to third parties resulting from the general trend of overall interest rates.

     Net income of $16.4 million for the nine months ended October 2, 1999 was a 37% increase from $11.9 million for the nine months ended September 26, 1998. Diluted earnings were $2.52 per share for the nine months ended October 2, 1999, a 41% increase from $1.79 per share in 1998, reflecting the impact of a lower number of shares of common stock outstanding as a result of the Company's stock repurchase, as well as improved performance.

Financial Condition

   The Company's working capital was $69.6 million at October 2, 1999 as compared to $69.7 million at December 31, 1998 and $72.1 million at September 26, 1998.

     The Company's cash flow provided by operating activities in the first nine months of 1999 was $22.7 million versus $20.5 million in comparable 1998.

   Capital expenditures for property, plant and equipment during the first nine months of 1999 were approximately $3.6 million. The Company expects to make approximately $7.4 million of capital expenditures during 1999, which includes approximately $5 million related to plant expansion activities at its two South Dakota construction equipment manufacturing facilities. The capital expenditures are expected to be funded with borrowings under the Company's existing line of credit facility. Outstanding capital expenditure commitments as of October 2, 1999 totaled approximately $2.2 million.

   As of October 2, 1999, the weighted average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.4%. The Company had available unused borrowing capacity of $51.8 million, $53.1 million and $49.2 million under the line of credit facility at October 2, 1999, December 31, 1998 and September 26, 1998, respectively. At October 2, 1999, December 31, 1998 and September 26, 1998, the borrowings outstanding under the line of credit facility were $21.1 million, $19.4 million and $23.6 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. Gehl has arrangements with several financial institutions and finance service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At October 2, 1999, Gehl serviced $101.4 million of such contracts, of which $84.0 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

    Shareholders' equity at October 2, 1999 was $95.9 million. This amount was $5.0 million higher than the $90.9 million of shareholders' equity at September 26, 1998, due primarily to income earned from September 26, 1998 through October 2, 1999, offset by the purchase of treasury stock in the third quarter of 1999.

     On July 9, 1999, the Company repurchased 725,900 shares of its common stock, at a per share purchase price of $20.50, from a shareholder (and affiliates) in a privately negotiated transaction. The aggregate purchase price of $14.9 million was financed with borrowings under the Company's existing revolving credit facility. In addition, the Company has repurchased 41,600 share of its common stock in the open market at an aggregate cost of $732,000 under a stock repurchase program which allows for repurchases of up to 325,000 shares. The repurchase program was authorized by the Company's Board of Directors in March 1999.

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

     In 1995, a Company-wide program was initiated to prepare its Information Technology (IT) systems and applications for the Year 2000. The initial focus of the Company's program contained the following steps: assessment of the relevant issues; planning the conversion; implementing the conversion; and testing. Those systems determined to be at risk were prioritized and plans were put in place to upgrade systems by remediation, replacement or outsourcing. By the end of September 1999, the assessment and planning phases have been completed for all IT systems and applications. The Company's objective to become Year 2000 compliant with its mission critical IT activities and systems by mid-1999 has been met, allowing time for further testing, verification and the final remediation of less important systems during the remainder of 1999.

     In addition to the IT systems review noted above, the Company has completed assessments, modifications and testing in other areas, where appropriate, impacted by Year 2000. These areas include, but are not limited to, personal computer hardware and software, remote location access to IT systems, facility management and certain non-IT issues, such as the extent to which embedded chips are used in machinery and equipment used in operations.

     The Company continues the process of communicating with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. Although the Company believes it has taken reasonable steps to ensure Year 2000 compliance by its significant vendors, the Company cannot guarantee that the failure of another company to be Year 2000 compliant will not have an adverse effect on the Company.

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

     Based upon the progress to date, the Company does not believe that either future costs of modifications or the consequences of any unsuccessful modifications being implemented by the Company will have a material adverse effect on its financial position or results of operations. Nevertheless, since it is not possible to anticipate all possible future situations, especially when third parties are involved, the Company believes that the most reasonably likely worst case Year 2000 scenario could result in circumstances in which the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. Contingency plans will be developed, as necessary, to address unforeseen circumstances prior to the end of 1999.

     No assurances can be given that Year 2000 compliance failures, if any, particularly as they relate to third parties, will not have a material adverse effect on the Company s financial position or results of operations.

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

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27   Financial Data Schedule [EDGAR version only]

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended October 2, 1999.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GEHL COMPANY
Date:  November 15, 1999            By: /s/ William D. Gehl
                                    William D. Gehl
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date:  November 15, 1999            By:  /s/ Kenneth P. Hahn
                                    Kenneth P. Hahn
                                    Vice President of Finance,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                                October 2, 1999

                                 EXHIBIT INDEX


Exhibit
Number    Document Description

 27       Financial Data Schedule [EDGAR version only]