Form 10-K405
period 1999-12-31
GEHL CO
filed 2000-03-02
CIK 856386

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                           _________________________


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the Transition period from __ to __

                         Commission file number 0-18110

                                Gehl Company
             (Exact name of registrant as specified in its charter)

        Wisconsin                                              39-0300430
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          143 Water Street, West Bend, WI                   53095
       (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code (262) 334-9461

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

     Aggregate market value of voting stock held by non-affiliates of the registrant: $96,109,965 at February 14, 2000.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2000:

                    Class                         Shares Outstanding
    Common Stock, $.10 Par Value                       5,614,834

                      DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 1999 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 2000 Annual Meeting of Shareholders
        (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                 GEHL COMPANY
                               _________________

                                  INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                     For The Year Ended December 31, 1999
                                                                    Page

Part I


Item 1        Business  . . . . . . . . . .                           1

Item 2        Properties  . . . . . . . . .                           7

Item 3        Legal Proceedings . . . .                               7

Item 4        Submission of Matters to a Vote of Security Holders     8

              Executive Officers of the Registrant                    8

Part II

Item 5        Market for Registrant's Common Equity and Related
                Shareholder Matters . . . . .                         10

Item 6        Selected Financial Data . . . .                         10

Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   10

Item 7A       Quantitative and Qualitative Disclosures About
                Market Risk . . . . . . . . .                         10

Item 8        Financial Statements and Supplementary Data             10

Item 9        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                10

Part III

Item 10       Directors and Executive Officers of the Registrant      11

Item 11       Executive Compensation  . . . .                         11

Item 12       Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . .                         11

Item 13       Certain Relationships and Related Transactions          11

Part IV

Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K . . . . . . . . . . . .           12

              Signatures  . . . . . . . . . .                         13

PART I

Item 1.  Business.

Overview

    Gehl Company (the "Company" or "Gehl") designs, manufactures, sells and finances equipment used in the light construction equipment and the agriculture equipment industries. Construction equipment is comprised of skid steer loaders, telescopic handlers, asphalt pavers, mini-excavators, and mini-loaders and is sold to contractors, sub-contractors, owner operators, rental stores and municipalities. Agriculture equipment is sold to customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid steer loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is one of the largest non-tractor agriculture equipment manufacturers in North America.

    On October 2, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Brunel America, Inc. and Subsidiaries, including Mustang Manufacturing Company, Inc. ("Mustang") from Brunel Holdings, plc. Mustang designs, manufactures and sells skid steer loaders and related attachments. Gehl acquired the Brunel America, Inc. stock for $26.7 million; and entered into a five year non-competition agreement with the seller pursuant to which Gehl paid $1.0 million. The Company borrowed $27.7 million under its existing credit facility to fund the acquisition. The acquisition has been accounted for as a purchase transaction and the results of the Mustang operation have been included in the Company's operating results since the date of the acquisition.

    Construction equipment is manufactured in Minnesota, Pennsylvania and in two South Dakota facilities and Agriculture equipment is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

    The statements which are not historical facts contained in this Form 10-K and other information provided by the Company are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, general economic conditions, changes in commodity prices, especially milk, market acceptance of existing and new products offered by the Company, changes in the cost of raw materials and component parts purchased by the Company, and interest rate and foreign currency fluctuations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Business Segments

    The Company operates in two business segments, construction equipment and agriculture equipment. The following table shows certain information relating to the Company's segments:

                                       (dollars in thousands)
                                      Years ended December 31,

                     1997                    1998                   1999
               Amount        %         Amount        %        Amount        %
Net sales:
 Construction
  Equipment   $101,635     51.6%   $156,008      59.5%     $170,364     59.6%
 Agriculture
  Equipment     95,420     48.4     106,211      40.5       115,458     40.4
              --------    -----    --------     -----      --------    -----
     Total    $197,055     100%    $262,219      100%      $285,822     100%

 Income from
  operations:
 Construction
  Equipment    $16,277     74.5%    $19,384      71.1%      $23,661    67.5%
 Agriculture
  Equipment      5,571     25.5       7,894      28.9        11,396    32.5
              --------    -----    --------     -----      --------   -----
     Total     $21,848     100%     $27,278      100%       $35,057    100%

        The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agriculture equipment markets, see Note 13 of "Notes to Consolidated Financial Statements", included on Page 27 of the Gehl Company 1999 Annual Report to Shareholders, which pages are incorporated by reference herein.

Construction Equipment

Products:

        Construction equipment is marketed in the following five product areas:

    1. Skid Steer Loaders - Six models of Gehl skid steer loaders are offered which feature a choice of hand-operated T-bar controls, hand only or hand and foot controls; and four models of Mustang skid steer loaders are offered which feature a choice of T-bar, hand only and hand/foot controls. The skid steer loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid steer loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

    2. Telescopic Handlers - Gehl markets nine models of Dynalift telescopic handlers and one model of the Dyna-Handler, rough-terrain telescopic forklifts, all with digging capabilities. These handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers, building contractors and farmers.

    3.  Asphalt Pavers - Four models of Power Box pavers are marketed by
        Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

    4. Mini-excavators - Twelve models of mini-excavators are marketed under both Gehl and Mustang brand names. The units range in size from 1.5 metric ton to 8 metric ton. All units come standard with auxiliary hydraulics. An industry exclusive leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

    5. Mini-loaders - Gehl markets two models, one rigid frame and one articulated unit, of mini-loaders. The units are powered by a 20 h.p. engine and are the only mini-loaders offered in the industry where the operator is seated on the unit. Gehl believes that it offers the only mini-loader in the industry with articulated frame and telescopic boom features which enable the operator to complete a task without disturbing the underlying grass or soil.

Marketing and Distribution:

      The Company maintains a separate distribution system for Construction equipment. The Company markets its Construction equipment in North America through 298 independent dealers (with 708 outlets) and worldwide through 80 distributors. The Company has no Company-owned dealers and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of Construction equipment accounted for approximately 18% of the Company's sales for the year ended December 31, 1999; however, no single dealer or distributor accounted for more than 4% of the Company's sales for that period. Sales of the Construction equipment skid steer loader product line accounted for more than 25% of the Company's net sales in 1997, 1998 and 1999. Sales of the Construction equipment telescopic handler product line accounted for more than 21% of the Company's net sales in 1997, 1998 and 1999.

      The Company believes that maintenance and expansion of its dealer network is important to its success in the light construction equipment market. The Company also believes that it needs to continue to further develop sales relationships with key large rental companies to meet the demands of the changing marketplace. Various forms of support are provided for its Construction equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The light construction equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, equipment demonstrations and sales, warranty and service assistance, and regional field service representatives to assist in training and routine dealer service support functions.

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

      3. Material Handling - This line consists of six different models of Gehl skid steer loaders and the Dyna-Handler forklift. The skid steer loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material. The Dyna-Handler is a rough-terrain telescopic forklift with digging capabilities. The skid steer loader and Dyna-Handler forklift are marketed by dealers who handle Agriculture equipment and by dealers who handle Construction equipment.

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

Marketing and Distribution:

      In North America, Gehl's agricultural equipment is sold through approximately 385 geographically dispersed dealers (with 423 outlets). Fifty-four of these dealers are located in Canada. Agriculture equipment is also marketed through 21 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

      It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific Agriculture dealer or group of dealers. The top ten dealers and distributors in Agriculture equipment accounted for approximately 5% of the Company's sales for the year ended December 31, 1999 and no one dealer or distributor accounted for over .7% of the Company's sales during that period. Sales of the Agriculture equipment skid steer loader product line accounted for more than 13% of the Company's net sales in 1997, 1998 and 1999.

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

Industry and Competition:

      The agriculture equipment industry has seen significant consolidation and retrenchment since 1980. This has served to reduce the total number of competitors, to strengthen certain major competitors, and to reduce the strength of certain other companies in the industry. The Company competes within the agriculture equipment industry based primarily on products sold, price, quality, service and distribution.

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

      Gehl's agriculture equipment is primarily distributed to customers in the dairy and livestock industries. Compared to a more volatile period in the late 1980's and early 1990's, milk prices, cash income, land values, and the general economy were more favorable and stable for the dairy farmer in the mid through late 1990's. These more favorable conditions and lower debt to equity ratios as compared with those generally experienced in most of the 1980's led to increased buying by farmers of agriculture equipment in 1993 and 1994. However, declines in the total number of farms prevented total industry demand to reach its 1989-1993 volume peaks in most product areas. In 1995-1999, industry market demand varied, with demand for the Company's products generally lower than its peak years.

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

Backlog

      The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 1999 was $20.0 million versus $28.0 million at December 31, 1998. Virtually all orders in the backlog at December 31, 1999 are expected to be shipped in 2000. The decreased backlog at December 31, 1999 was due to the reduced levels of backlog for both Agriculture equipment and Construction equipment. This trend of decreasing backlog which, in general, has been occurring since 1994, is believed to be a function of dealer order patterns, pursuant to which dealers place orders at points in time closer to their expected need and due to the increased manufacturing capacity of the Company's plants, which has allowed the Company to supply equipment in a more expedited fashion.

      Given the segments that the Company ships into, there exists some seasonality in its sales trends, primarily in the Company's second and third quarter, which historically have tended to be its strongest quarters for sales, while sales levels have historically tended to be lower in the first and fourth quarters.

Floor Plan and Retail Financing

Floor Plan Financing:

      The Company, as is typical in the industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company's floor plan financing program are recorded by the Company as sales and the dealers' obligations to the Company are reflected as accounts receivable.

      The Company provides interest-free floor plan financing to its dealers, for Construction equipment for varying periods of time generally up to six months and for Agriculture equipment generally for up to one year. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at 3.25% above the prime rate or on occasion provides an interest-free extension of up to six months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 90% of Gehl's dealer accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

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

      The Company maintains arrangements with third parties pursuant to which the Company sells, with recourse, certain of the Company's retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 3 of "Notes to Consolidated Financial Statements," Page 22, and "Management's Discussion and Analysis," Pages 16 and 17 of the Gehl Company 1999 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees

      As of December 31, 1999, the Company had 1,118 employees, of which 758 were hourly employees and 360 were salaried employees. At the production facilities in West Bend, Wisconsin, one of five Gehl production facilities, 230 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires January 10, 2003. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-six years.

Manufacturing

      The Company is currently expanding its South Dakota skid loader manufacturing facility and believes that its present manufacturing facilities, as expanded, will be sufficient to provide adequate capacity for its operations in 2000.

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

      In addition to the equipment it manufactures, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's sales in 1999.

Research and Development

      The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $3.0 million, $2.8 million and $2.3 million on research and development for the years ended December 31, 1999, 1998 and 1997, respectively.

Patents and Trademarks

      The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl name, the Mustang name, the Dynalift name and the group of patents relating to the Scavenger manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Export Sales

      Information regarding the Company's export sales is included in Note 13 of "Notes to Consolidated Financial Statements," Page 27, of the Gehl Company 1999 Annual Report to Shareholders, which page is incorporated by reference herein.

Item 2.  Properties.

      The following table sets forth certain information as of December 31, 1999, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 16, of the Gehl Company 1999 Annual Report to Shareholders, which page is incorporated by reference herein. For information regarding collateral pledges, see Note 6 of "Notes to Consolidated Financial Statements", included on Page 23, of the Gehl Company 1999 Annual Report to Shareholders, which page is incorporated by reference herein.

                       Approximate      Owned or      Principal Uses
                       Floor Area       Leased
                       in Square
                       Feet


West Bend, WI          450,000          Owned         General offices
                                                      and engineering,
                                                      research and
                                                      development and
                                                      manufacture of
                                                      Agriculture
                                                      equipment

Madison, SD            130,000          Owned         Manufacture of
                                                      Gehl skid steer
                                                      loaders for
                                                      dealers of
                                                      Construction
                                                      equipment and
                                                      Agriculture
                                                      equipment

Lebanon, PA            170,000          Owned(1)      Manufacture of
                                                      Agriculture
                                                      equipment and
                                                      Construction
                                                      equipment

Yankton, SD            130,000          Owned         Manufacture of
                                                      Construction
                                                      equipment

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

Executive Officers of the Registrant.

      Set forth below is certain information concerning the executive officers of the Company as of February 1, 2000:

Name, Age and Position                    Business Experience

William D. Gehl, 53,             Mr. Gehl has served as Chairman of the Board
 Chairman, President, Chief      of Directors of the Company since April, 1996.
  Executive Officer and          Mr. Gehl has served as President and Chief
  Director                       Executive Officer of the Company since
                                 November, 1992 and has served as a director of the Company since 1987. From January,
                                 1990 until joining the Company, Mr. Gehl served as Executive Vice President, Chief
                                 Operating Officer, General Counsel and
                                 Secretary of The Ziegler Companies, Inc.
                                 (a financial services holding company).
                                 Mr. Gehl held various senior managment
                                 positions with The Ziegler Companies from 1978 to 1990.

Malcolm F. Moore, 49,            Mr. Moore has served as Executive Vice
 Executive Vice President        President and Chief Operating Officer
  and Chief Operating Officer    since joining the Company in August, 1999.
                                 From 1997 to 1999, Mr. Moore was associated with the Moore Group (a private investment consulting firm focused on the thermal processing equipment industry). From 1996 to 1997, Mr. Moore served as President and Chief
                                 Executive Officer of Pangborn Corporation
                                 (a manufacturer of blast cleaning and surface preparation systems and equipment). From
                                 1993 to 1996, Mr. Moore served as President of LINAC Holdings, (the U.S. financial
                                 Holding Co. for all the U.S. based thermal processing equipment companies owned by
                                 Ruhrgas AG).

Kenneth P. Hahn, 42,             Mr. Hahn joined the Company as Corporate
 Vice President of Finance,      Controller in April, 1988.  Mr. Hahn was
  Treasurer and Chief            appointed Vice President of Finance and
  Financial Officer              Treasurer in February, 1997 and became
                                 Chief Financial Officer in January, 1999.

Michael J. Mulcahy, 53,          Mr. Mulcahy has served as General Counsel
 Vice President, Secretary       of the Company since 1974 and became
  and General Counsel            Secretary in 1977 and a Vice President in
                                 1986.  Mr. Mulcahy has also served, since
                                 1988, as President of Equipco Insurance
                                 Company, Ltd., which provides liability
                                 insurance coverage for equipment
                                 manufacturers, including the Company.

Richard J. Semler, 60,           Mr. Semler joined the Company in May, 1960
 Vice President of               and has servied in his current position with
  Data Systems                   the Company since January, 1977.

      All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The 2000 Annual Meeting of Shareholders is currently scheduled for April 20, 2000. The Company has an employment agreement with William D. Gehl, pursuant to which he is to serve as President and Chief Executive Officer of the Company through the expiration of the agreement on December 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

      Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. N.C. Babson, T. J. Boldt, F. M. Butler, J. T. Byrnes, W. P. Killian, A. W. Nesbitt, J. W. Splude and H. Viets) received on December 31, 1999 a grant of shares of Company common stock as part of their annual retainer fee. An aggregate of 1,183 shares of Company common stock were granted under the Director Stock Grant Plan. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      Information required by this item is also included on Pages 28 and 29 of the Gehl Company 1999 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

      Information required by this item is included on Page 28 of the Gehl Company 1999 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information required by this item is included on Pages 14 through 17 of the Gehl Company 1999 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Information required by this item is included on Page 17 of the Gehl Company 1999 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

      Information required by this item is included on Page 13 and Pages 18 through 27 of the Gehl Company 1999 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement")1. Information with respect to executive officers of the Company appears at the end of Part I, Pages 8 through 9 of this Annual Report on Form 10-K.

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

Item 13.  Certain Relationships and Related Transactions.

      There are no relationships or related transactions to be reported pursuant to this item.
______________________________________________________________________________

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

 (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEHL COMPANY

Date:  February 25, 2000            By /s/ William D. Gehl
                                    William D. Gehl,
                                    Chairman of the Board,
                                    President and Chief
                                    Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                         Date

/s/ William D. Gehl      Chairman of the Board, President,   February 25, 2000
William D. Gehl          Chief Executive Officer and Director
                         (Principal Executive Officer)

/s/ Kenneth P. Hahn      Vice President of Finance           February 25, 2000
Kenneth P. Hahn          and Treasurer
                         (Principal Financial and Accounting Officer)

/s/ Nicholas C. Babson   Director                            February 25, 2000
Nicholas C. Babson

/s/ Thomas J. Boldt      Director                            February 25, 2000
Thomas J. Boldt

/s/ Fred M. Butler       Director                            February 25, 2000
Fred M. Butler

/s/ John T. Byrnes       Director                            February 25, 2000
John T. Byrnes

/s/ William P. Killian   Director                            February 25, 2000
William P. Killian

/s/ Arthur W. Nesbitt    Director                            February 25, 2000
Arthur W. Nesbitt

/s/ John W. Splude       Director                            February 25, 2000
John W. Splude

/s/ Dr. Hermann Viets    Director                            February 25, 2000
Dr. Hermann Viets

                               GEHL COMPANY
                     INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES


                                                        Page(s) in
                                                         Annual Report*

   The following documents are filed as
   part of this report:
   (1)Financial Statements:
     Report of Independent Accountants                          13
     Consolidated Balance Sheets at
      December 31, 1999 and 1998                                18
     Consolidated Statements of Income
      for the three years ended
      December 31, 1999                                         19
     Consolidated Statements of
      Shareholders' Equity for the
      three years ended December 31, 1999                       19
     Consolidated Statements of Cash
       Flows for the three years ended
       December 31, 1999                                        20
     Notes to Consolidated Financial
       Statements                                            21-27

* Incorporated by reference from the indicated pages of the Gehl Company 1999 Annual Report to Shareholders.

                                                           Page in
                                                          Form 10-K


   (2)Financial Statement Schedule:
     Report of Independent Accountants
      on Financial Statement Schedule                           15
     For the three years ended
       December 31, 1999 --
         Schedule II - Valuation and Qualifying Accounts        16

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Gehl Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 2000 appearing in the 1999 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 10, 2000

                            GEHL COMPANY AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)

                                        Additions
                                    -------------------
                         Balance at Charged to                       Balance
                         Beginning  Costs and  Acquired              at end
Period      Description   of Year   Expenses   Balances  Deductions  of Year
------      -----------  ---------  ---------- --------  ----------  -------
Year Ended
December 31,
1997
            Allowance for
              Doubtful
              Accounts-
              Trade
              Receivables.  $  561     $  144   $  313      $   25   $  993

             Returns and
              Dealer
              Discounts      1,879      2,674        -       2,705    1,848

             Product
              Discontinuance   775          -        -         458      317
                            ------     ------    -----      ------   ------
             Total          $3,215     $2,818   $  313      $3,188   $3,158
                            ======     ======   ======      ======   ======
            Allowances of
             Doubtful
             Accounts -
             Retail
             Contracts . .  $  591       $355   $   28      $   91   $  883
                            ======     ======   ======      ======   ======
            Inventory
             Obsolescence
             Reserve        $1,740       $576   $  265      $  982   $1,599
                            ======     ======   ======      ======   ======
            Income Tax
             Valuation
             Allowance . .  $1,235     $    -   $    -      $  268   $  967
                            ======     ======   ======      ======   ======
Year Ended
December 31,
1998
            Allowance for
             Doubtful
             Accounts-
             Trade
             Receivables    $  993     $  383   $    -      $   71   $1,305

            Returns and
             Dealer
             Discounts       1,848      3,644        -       3,243    2,249

            Product
             Discontinuance    317       (243)       -          74        -
                            ------     ------   ------      ------   ------
            Total           $3,158     $3,784   $    -      $3,388   $3,554
                            ======     ======   ======      ======   ======
            Allowances of
             Doubtful
             Accounts -
             Retail
             Contracts . .  $  883     $  280   $    -      $  170   $  993
                            ======     ======    ======      ======   ======
            Inventory
             Obsolescence
             Reserve        $1,599     $  722   $    -      $  613   $1,708
                            ======     ======   ======      ======   ======
            Income Tax
             Valuation
             Allowance . .  $  967     $    -   $    -      $  113   $  854
                            ======     ======   ======      ======   ======
Year Ended
December 31,
1999
            Allowance for
            Doubtful
            Accounts-
            Trade
            Receivables .   $1,305     $  557   $    -      $  175   $1,687

            Returns and
             Dealer
             Discounts       2,249      5,075        -       4,563    2,761
                            ------     ------   ------      ------   ------
            Total           $3,554     $5,632   $    -      $4,738   $4,448
                            ======     ======   ======      ======   ======
            Allowances of
             Doubtful
             Accounts -
             Retail
             Contracts . .  $  993     $  810   $    -      $  299   $1,504
                            ======     ======   ======      ======   ======
            Inventory
             Obsolescence
             Reserve        $1,708     $  647   $    -      $  613   $1,742
                            ======     ======   ======      ======   ======
            Income Tax
             Valuation
             Allowance . .  $  854     $    -   $    -      $  308   $  546
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

(3.2) By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.3 of the Company s Annual Report on Form 10-K for the year ended December 31, 1998]

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2) First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4) Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996 [Incorporated by reference to
                      Exhibit 4.4 of the Company s Annual Report on Form 10-K for the year ended December 31, 1997]

(4.5) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 17, 1997]

(4.6) Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to Exhibit 4.6 of the Company s Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7) Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8) Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company s Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9) Eighth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of December 30, 1999

(4.10) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit
                      4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

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

(4.15) Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.16) Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.3 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.17) Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.18) Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.19) Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota, and Gehl Company, dated September 8, 1998 [Incorporated by reference to Exhibit 4.2 of the Company s Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.20) Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.21) Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Moore, Mulcahy and Semler [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999]

(10.2)* Gehl Company Director Stock Grant Plan [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997]

(10.3)* Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 18, 1998 [Incorporated by reference to Exhibit
                      10.3 of the Company s Annual Report on Form 10-K for the year ended December 31, 1998]

(10.4)* Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.5)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit
                      10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.6)* Gehl Savings Plan, as amended and restated executed March 17, 1997 [Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(10.7)* Gehl Company Retirement Income Plan "B", as amended [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(10.8)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.9)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.10)* Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.11)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.12)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.13)* Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Mulcahy and Semler [Incorporated by reference to Exhibit 10-14 of the Company' Annual Report on Form 10-K for the year ended December 31, 1998]

(10.14) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.15) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.16) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 1999 Annual Report to Shareholders that are incorporated by reference herein

(21) Subsidiaries of Gehl Company [Incorporated by reference to Exhibit 21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1998]

(23)                  Consent of PricewaterhouseCoopers LLP

(27)                  Financial Data Schedule

(99) Proxy Statement for 2000 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 2000 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

* A management contract or compensatory plan or arrangement.


Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.