Form 10-Q
period 2000-04-01
GEHL CO
filed 2000-05-12
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . .      to

                         Commission file number 0-18110

                                  GEHL COMPANY

          Wisconsin                                      39-0300430
 (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

    143 Water Street, West Bend, WI                         53095
    (Address of principal                                 (Zip code)
      executive office)


                                    (262) 334-9461
                       (Registrant's telephone number, including
                                      area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        X        No

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

              Class                           Outstanding at April 1, 2000
    Common Stock, $.10 Par Value                           5,567,402

                                  GEHL COMPANY
                                   FORM 10-Q
                                 April 1, 2000

                                  REPORT INDEX

                                                                      Page No.

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements
      Condensed Consolidated Statements of Income for the
       Three-Month Periods Ended April 1, 2000 and
       April 3, 1999   . . . . . . . . . . . .                               3

      Condensed Consolidated Balance Sheets at April 1, 2000,
       December 31, 1999, and April 3, 1999  .                               4

      Condensed Consolidated Statements of Cash Flows for
       the Three-Month Periods Ended April 1, 2000 and
       April 3, 1999   . . . . . . . . . . . .                               5

      Notes to Condensed Consolidated Financial Statements                   6

  Item 2.  Management's Discussion and Analysis of Results of
       Operations and Financial Condition  . .                               8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       11


 PART II.   OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K  .                              11


 SIGNATURES                                                                 12

                         PART I   FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                      Three Months Ended
                                 April 1, 2000      April 3, 1999
                                 -------------      -------------
 NET SALES                         $70,696            $68,963
   Cost of goods sold               51,414             50,187
                                   -------            -------
 GROSS PROFIT                       19,282             18,776
   Selling, general and
    administrative expenses         11,744             12,539
                                   -------            -------
 INCOME FROM OPERATIONS              7,538              6,237

   Interest expense                   (873)              (777)
   Interest income                     380                413
   Other expense, net                 (785)              (440)
                                   -------            -------
 INCOME BEFORE INCOME TAXES          6,260              5,433
   Income tax provision              2,191              1,929
                                   -------            -------
 NET INCOME                        $ 4,069            $ 3,504
                                   =======            =======
 EARNINGS PER SHARE
   Diluted                         $   .70            $   .52

   Basic                           $   .73            $   .54

The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                         April 1,   December 31,   April 3,
                                           2000         1999         1999
                                       (Unaudited)               (Unaudited)
ASSETS
 Cash                                    $   3,254    $  1,010   $  3,688
 Accounts receivable-net                    86,190      68,551     78,575
 Finance contracts receivable-net           13,364      12,074      9,709
 Inventories                                42,219      35,206     36,015
 Deferred tax assets                         8,431       8,431      7,138
 Other current assets                          557         511      1,324
                                          --------    --------   --------
  Total Current Assets                     154,015     125,783    136,449
                                          --------    --------   --------
 Property, plant and equipment-net          38,809      37,028     33,910
 Finance contract receivable-net,
  non-current                                8,041       7,311      5,805
 Intangible assets                          15,521      15,706     16,267
 Other assets                                8,205       8,332      6,998
                                          --------    --------   --------
TOTAL ASSETS                              $224,591    $194,160   $199,429
                                          ========    ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt
  obligations                             $    427    $    519   $    562
 Accounts payable                           29,536      25,077     26,447
 Accrued liabilities                        31,941      30,703     30,499
                                          --------    --------   --------
  Total Current Liabilities                 61,904      56,299     57,508
                                          --------    --------   --------
 Line of credit facility                    44,117      22,038     25,329
 Long-term debt obligations                  9,010       9,059      9,445
 Other long-term liabilities                 5,976       5,391      5,372
 Deferred income taxes                       3,949       3,949      3,943
                                          --------    --------   --------
  Total Long-Term Liabilities               63,052      40,437     44,089
                                          --------    --------   --------
 Common stock, $.10 par value,
  25,000,000 shares authorized,
  5,567,402, 5,645,620 and 6,468,411
  shares outstanding, respectively             557         565        647
 Preferred stock, $.10 par value
  2,000,000 shares authorized,
  250,000 shares designated as
  Series A Preferred Stock, no
  shares issued                                  -           -          -
  Capital in excess of par                   9,444      11,294     28,550
  Retained earnings                         90,537      86,468     69,787
  Accumulated other comprehensive
   loss                                       (903)       (903)    (1,152)
                                          --------    --------   --------
  Total Shareholders' Equity                99,635      97,424     97,832
                                          --------    --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $224,591    $194,160   $199,429
                                          ========    ========   ========

The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)
                                                        Three Months Ended
                                                       April 1,      April 3,
                                                         2000          1999
                                                     ----------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $  4,069      $  3,504
  Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
   Depreciation                                           1,250         1,075
   Amortization                                             199           199
   Proceeds from sales of finance contracts              14,796        14,880
   Increase in finance contracts receivable             (17,681)      (15,310)
   Cost of sales of finance contracts                       865           506
   Net changes in remaining working capital items       (19,001)       (6,440)
                                                       --------      --------
    Net cash used for operating activities              (15,503)       (1,586)
                                                       --------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net           (3,031)         (843)
  Other assets                                              113          (757)
                                                       --------      --------
   Net cash used for investing activities                (2,918)       (1,600)
                                                       --------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit facility                  22,079         5,970
  Proceeds from issuance of common stock                    273           223
  Treasury stock purchases                               (2,131)            -
  Other                                                     444          (206)
                                                       --------      --------
   Net cash provided by financing activities             20,665         5,987
                                                       --------      --------
  Net increase in cash                                    2,244         2,801
  Cash, beginning of period                               1,010           887
                                                       --------      --------
  Cash, end of period                                  $  3,254      $  3,688
                                                       ========      ========
 Supplemental disclosure of cash flow information:
  Cash paid for the following:
   Interest                                            $    743      $    703
   Income Taxes                                        $    886      $    796

The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 1, 2000
                                  (Unaudited)

NOTE 1   BASIS OF PRESENTATION

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

   In the opinion of management, the information furnished for the three-month periods ended April 1, 2000 and April 3, 1999 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for the entire year.

   It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2   INCOME TAXES

   The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits.

NOTE 3   INVENTORIES

   If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                               April 1,   December 31,    April 3,
                                 2000         1999          1999

 Raw materials and supplies   $ 17,741     $ 17,371       $ 16,390
 Work-in-process                 5,655        5,767          6,637
 Finished machines and parts    38,018       31,263         32,384
                              --------     --------       --------
 Total current cost value       61,414       54,401         55,411
 Adjustment to LIFO basis      (19,195)     (19,195)       (19,396)
                              --------     --------       --------
                              $ 42,219     $ 35,206       $ 36,015
                              ========     ========       ========

NOTE 4   ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the effective date was delayed by one year and will be effective January 1, 2001 for the Company. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

NOTE 5   EARNINGS PER SHARE AND COMPREHENSIVE INCOME

   Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares, and if applicable, common stock equivalents which would arise from the exercise of stock options.

   A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

                            April 1, 2000    April 3, 1999
                            -------------    -------------
 Basic shares                   5,599             6,456
 Effect of options                191               233
                                -----             -----
 Diluted shares                 5,790             6,689
                                =====             =====

   Accumulated other comprehensive loss is comprised entirely of minimum pension liability adjustments. Comprehensive income equaled net income for the three months ended April 1, 2000 and April 3, 1999, as the minimum pension liability amount did not change from the respective prior year-end amount.

NOTE 6   BUSINESS SEGMENTS

   The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                          April 1, 2000     April 3, 1999
 Net Sales:
   Construction              $ 40,303          $ 40,246
   Agricultural                30,393            28,717
                             --------          --------
     Consolidated            $ 70,696          $ 68,963
                             ========          ========

 Income from Operations:
   Construction              $  4,320          $  4,794
   Agricultural                 3,218             1,443
                             --------          --------
     Consolidated            $  7,538          $  6,237
                             ========          ========


NOTE 7   STOCK REPURCHASES

   In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to an additional 325,000 shares of the Company's outstanding common stock. As of April 1, 2000, no shares had been repurchased under this authorization. In March 1999, a repurchase plan relating to up to 325,000 shares of the Company s outstanding common stock was authorized. As of April 1, 2000, all of the authorized shares under that plan had been repurchased at an aggregate cost of $5.8 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999

   Net sales for the first quarter of 2000 of $70.7 million were $1.7 million, or 3%, higher than the $69.0 million in the comparable period of 1999. Construction equipment net sales increased to $40.3 million in the first quarter of 2000 from $40.2 million in the first quarter of 1999. Shipments of telescopic handlers were below last year's first quarter levels due to a reduction in retail sales activity of telescopic handlers throughout the entire industry during the quarter. However, construction sales benefited from increased shipments of skid loaders and shipments of mini-excavators, which were introduced in mid-1999.

   Agricultural equipment sales increased 6% to $30.4 million in the first quarter of 2000 from $28.7 million in the first quarter of 1999. The increase was due primarily to the shipments of the newly introduced 15' and 18' disc mower conditioners combined with increased shipment levels, over the first quarter of 1999, for skid loaders and manure handling equipment.

   Of the Company's total net sales reported for the first quarter of 2000, $10.8 million were made outside of the United States compared with $8.6
million in the comparable period of 1999.   The increase was due primarily to
strong demand for shipments to Europe and Canada.

   Given the segments that the Company ships into, there exists some seasonality in sales, primarily in the Company's second and third quarter which historically have tended to be its strongest quarters for sales, while sales levels have historically tended to be lower in the first and fourth quarters.

   Gross profit increased $506,000, or 3%, during the first quarter of 2000 versus the comparable period of 1999, due to increased sales volume. Gross profit as a percent of net sales increased to 27.3% for the first quarter of 2000 from 27.2% in the comparable period of 1999. Gross profit as a percent of net sales for Construction equipment decreased to 25.3% in the first quarter of 2000 from 26.6% in the first quarter of 1999. The decrease in Construction equipment gross margin was a function of increased export and mini-excavator shipments, which sales are, generally, at lower gross margins than other construction equipment, and decreased telescopic handler sales, which sales are at higher gross margins than other construction equipment. Gross profit as a percent of net sales for Agricultural equipment increased to 29.9% in the first quarter of 2000 from 28.0% for the first quarter of 1999. The primary reason for the increase was the impact of a change in the mix of products shipped in 2000 versus products shipped in 1999 and improved efficiencies at the manufacturing plants.

   Selling, general and administrative expenses decreased $795,000, or 6%, during the first quarter of 2000 versus the comparable period of 1999 due, primarily to lower sales related costs for Agricultural equipment in 2000 versus 1999. As a percent of net sales, selling, general and administrative expenses decreased to 16.6% of net sales during the first quarter of 2000 versus 18.2% in the comparable period of 1999.

   Income from operations in the first quarter of 2000 was $7.5 million, 21% higher than the $6.2 million for the first quarter of 1999.

   Interest expense increased $96,000 to $873,000 in the first quarter of 2000 from $777,000 in the first quarter of 1999. The increase was a result of an increase in average debt outstanding to $43.8 million in the first quarter of 2000 versus $35.2 million in the first quarter of 1999. The average rate of interest paid by the Company increased to 7.9% in the first quarter of 2000 from 7.7% for the first quarter of 1999.

   Other expense increased $345,000, to $785,000 in the first quarter of 2000 from $440,000 in the first quarter of 1999. This was primarily caused by increasing costs of sales of finance contracts due to lower finance rates offered to Gehl finance customers combined with increasing discount rates used in selling finance contracts to third parties resulting from the general trend of overall interest rates.

   First quarter 2000 net income of $4.1 million was a 16% increase from $3.5 million in the first quarter of 1999. Diluted earnings were $.70 per share for the first quarter of 2000 versus $.52 per share in 1999.

Financial Condition

   The Company's working capital was $92.1 million at April 1, 2000, as compared to $69.5 million at December 31, 1999, and $78.9 million at April 3, 1999. The increase since December 31, 1999 was due primarily to seasonal increases in accounts receivable and factory inventories. The increase from April 3, 1999 in accounts receivables and inventories was primarily related to the new mini-excavator product line.

   Capital expenditures for property, plant and equipment during the first quarter of 2000 were approximately $3.0 million. The Company plans to make up to $20 million in capital expenditures in 2000, including approximately $9.8 million to complete the expansion of the two South Dakota manufacturing facilities and to add equipment necessary to increase production levels in the manufacture of skid loaders and telescopic handlers. The Company believes its present facilities, with these expansion projects, will be sufficient to provide adequate capacity for its operations in 2000. Outstanding commitments as of April 1, 2000 totaled approximately $2.4 million.

   As of April 1, 2000, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 8.1%. The Company had available unused borrowing capacity of $29.0 million, $49.8 million and $47.9 million under the line of credit facility at April 1, 2000, December 31, 1999, and April 3, 1999, respectively. At April 1, 2000, December 31, 1999, and April 3, 1999, the borrowings outstanding under the line of credit facility were $44.1 million, $22.0 million and $25.3 million, respectively. The increase in indebtedness in relation to April 3, 1999 is due to repurchase of Company stock, working capital requirements and capital expenditures offset by operating cash flow generated from April 4, 1999 to April 1, 2000.

   The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At April 1, 2000, the Company serviced $113.2 million of such contracts, of which $90.3 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

   At April 1, 2000, shareholders' equity had increased $1.8 million to $99.6 million from $97.8 million at April 3, 1999. This increase primarily reflected the impact of the income earned from April 4, 1999 to April 1, 2000 offset by $20.6 million expended to repurchase Company stock.

   In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to an additional 325,000 shares of the Company's outstanding common stock. As of April 1, 2000, no shares had been repurchased under this authorization. In March 1999, a repurchase plan relating to up to 325,000 shares of the Company's outstanding common stock was authorized. As of April 1, 2000, all of the authorized shares under that plan had been repurchased at an aggregate cost of $5.8 million. The Company repurchased 120,400 shares of its common stock in the open market at an aggregate cost of $2.1 million during the quarter ended April 1, 2000.

Accounting Pronouncements

   The Financial Accountings Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the effective date was delayed by one year and will be effective January 1, 2001 for the Company. Due to the Company's current limited used of derivative instruments, the adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

Forward-Looking Statements

   Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes", "anticipates" or "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, general economic conditions, changes in commodity prices, especially milk, market acceptance of existing and new products offered by the Company, changes in the cost of raw materials and component parts purchased by the Company, and interest rate and foreign currency fluctuations. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   There are no material changes to the information provided in response to this item as set forth in the Company s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-K

   (a)    Exhibits
          27     Financial Data Schedule [EDGAR version only]

   (b)    Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended April 1, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GEHL COMPANY

  Date:  May 12, 2000               By: /s/ William D. Gehl
                                        William D. Gehl
                                        Chairman of the Board, President
                                        and Chief Executive Officer

  Date:  May 12, 2000               By: /s/ Kenneth P. Hahn
                                        Kenneth P. Hahn
                                        Vice President of Finance,
                                        Treasurer and Chief Financial
                                        Officer (Principal Financial
                                        and Accounting Officer)

                                 GEHL COMPANY

                                   FORM 10-Q

                                 April 1, 2000

                                 EXHIBIT INDEX


Exhibit Number      Document Description

   27               Financial Data Schedule [EDGAR version only]