Form 10-Q
period 2000-07-01
GEHL CO
filed 2000-08-14
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . . .      to  . . . . . . .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at July 1, 2000
     Common Stock, $.10 Par Value                 5,480,671

                                  GEHL COMPANY

                                   FORM 10-Q

                                  July 1, 2000

                                  REPORT INDEX

                                                               Page No.

PART I.   FINANCIAL INFORMATION:

 Item 1.  Financial Statements
          Condensed Consolidated Statements of Income for
           the Three- and Six-month periods Ended July 1,
           2000 and July 3, 1999 . . . . . . . . . . . .             3

          Condensed Consolidated Balance Sheets at July 1,
           2000, December 31, 1999, and July 3, 1999                 4

          Condensed Consolidated Statements of Cash Flows
           for the Six-month period Ended July 1, 2000 and
           July 3, 1999 . . . . . . . . . . . . . . . .              5

          Notes to Condensed Consolidated Financial
           Statements  . . . . . . . . . . . . . . . . .             6

 Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition             8

 Item 3.  Quantitative and Qualitative
           Disclosures About Market Risk . . . . . . . .            12

PART II.   OTHER INFORMATION:

 Item 4.  Submission of Matters to a Vote of
           Security Holders  . . . . . . . . . . . . . .            13

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . .            14

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . .            15

                      PART I   FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)
                              Three Months Ended    Six Months Ended
                              July 1,     July 3,     July 1,      July 3,
                               2000        1999         2000        1999
NET SALES                   $ 77,510     $ 83,848    $ 148,206    $ 152,811
   Cost of goods sold         56,037       59,733      107,451      109,920
                            --------     --------    ---------    ---------
GROSS PROFIT                  21,473       24,115       40,755       42,891
   Selling, general and
    administrative
    expenses                  11,498       12,487       23,242       25,026
                            --------     --------    ---------    ---------
INCOME FROM OPERATIONS         9,975       11,628       17,513       17,865

   Interest expense           (1,391)        (777)      (2,264)      (1,554)
   Interest income               445          425          825          838
   Other expense, net         (1,138)        (777)      (1,923)      (1,217)
                            --------     --------    ---------    ---------
INCOME BEFORE INCOME TAXES     7,891       10,499       14,151       15,932

   Income tax provision        2,762        3,727        4,953        5,656
                            --------     --------    ---------    ---------
NET INCOME                   $ 5,129      $ 6,772    $   9,198    $  10,276
                            ========     ========    =========    =========
 EARNINGS PER SHARE
   Diluted                   $   .90      $  1.01    $    1.60    $    1.53

   Basic                     $   .93      $  1.05    $    1.65    $    1.59

The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                      July 1,   December 31,   July 3,
                                       2000         1999        1999
                                   (Unaudited)                (Unaudited)

ASSETS
 Cash                              $   3,885    $   1,010     $   3,446
 Accounts receivable-net              86,093       68,551        79,873
 Finance contracts receivable-net     16,140       12,074        10,270
 Inventories                          41,109       35,206        28,764
 Deferred tax assets                   8,431        8,431         7,138
 Other current assets                    356          511         1,077
                                    --------     --------      --------
   Total Current Assets              156,014      125,783       130,568

 Property, plant and equipment-net    43,090       37,028        33,681
 Finance contracts receivable
  net, non-current                     9,584        7,311         6,169
 Intangible assets                    15,334       15,706        16,080
 Other assets                          7,982        8,332         8,683
                                   ---------     --------      --------
 TOTAL ASSETS                       $232,004     $194,160      $195,181
                                   =========     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term
  debt obligations                  $    326     $    519      $    556
 Accounts payable                     27,146       25,077        25,312
  Accrued liabilities                 29,169       30,703        32,906
                                    --------     --------      --------
   Total Current Liabilities          56,641       56,299        58,774
                                    --------     --------      --------
 Line of credit facility              53,266       22,038        13,399
 Long-term debt obligations            8,967        9,059         9,300
 Other long-term liabilities           6,017        5,391         5,233
 Deferred income taxes                 3,949        3,949         3,943
                                    --------     --------      --------
  Total Long-Term Liabilities         72,199       40,437        31,875
                                    --------     --------      --------
 Common stock, $.10 par value,
  25,000,000 shares authorized,
  5,480,671, 5,645,620 and
  6,483,244 shares outstanding,
  respectively                           548          565           650

 Preferred stock, $.10 par value
  2,000,000 shares authorized,
  250,000 shares designated as
  Series A Preferred Stock, no
  shares issued                            -            -             -
 Treasury stock                            -            -          (314)
 Capital in excess of par              7,853       11,294        28,789
 Retained earnings                    95,666       86,468        76,559
 Accumulated other comprehensive
  loss                                 (903)         (903)       (1,152)
                                   --------      --------       -------
   Total Shareholders' Equity       103,164        97,424       104,532
                                   --------      --------       -------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $232,004      $194,160      $195,181
                                   ========      ========      ========

The accompanying notes are an integral part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)
                                                Six Months Ended
                                               July 1,     July 3,
                                                2000         1999
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income                                $   9,198     $ 10,276
  Adjustments to reconcile net
   income to net cash (used for)
   provided by operating activities:
   Depreciation                                 2,482        2,148
   Amortization                                   438          393
   Proceeds from sales of finance contracts    40,656       36,770
   Increase in finance contracts
    receivable                                (49,112)     (39,033)
   Cost of sales of finance contracts           2,117        1,414
   Net change in working capital items        (22,755)       1,032
                                            ---------     --------
    Net cash (used for) provided by
     operating activities                     (16,976)      13,000
                                            ---------     --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment
   additions, net                              (8,544)      (1,687)
  Other assets                                    284       (2,449)
   Net cash (used for) investing            ---------     --------
    activities                                 (8,260)      (4,136)
                                            ---------     --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of)
   line of credit facility                     31,228       (5,960)
  Proceeds from issuance of common stock          406          465
  Treasury stock purchases                     (3,864)        (314)
  Other                                           341         (496)
                                             --------     --------
   Net cash provided by (used for)
    financing activities                       28,111       (6,305)
                                             --------     --------
  Net increase in cash                          2,875        2,559
  Cash, beginning of period                     1,010          887
                                             --------     --------
  Cash, end of period                        $  3,885     $  3,446
                                             ========     ========
 Supplemental disclosure of cash
 flow information:
  Cash paid for the following:
   Interest                                  $  2,009     $  1,517
   Income Taxes                              $  6,047     $  4,574

The accompanying notes are an integral part of the financial statements.

                           GEHL COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                   (Unaudited)

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

   In the opinion of management, the information furnished for the three- and six-month periods ended July 1, 2000 and July 3, 1999 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the six months ended July 1, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3   INVENTORIES

   If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, inventories by major classification would have been as follows (in thousands):

                            July 1, 2000   December 31, 1999   July 3, 1999

 Raw materials and supplies   $ 17,304        $ 17,371          $ 17,068
 Work-in-process                 5,388           5,767             5,430
 Finished machines and parts    37,612          31,263            25,662
                             ---------        --------          --------
 Total current cost value       60,304          54,401            48,160
 Adjustment to LIFO basis      (19,195)        (19,195)          (19,396)
                             ---------        --------          --------
                              $ 41,109        $ 35,206          $ 28,764
                              ========        ========          ========

NOTE 4   ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. The statement, as amended by SFAS No. 137 and 138, will be effective January 1, 2001 for the Company. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

NOTE 5   EARNINGS PER SHARE AND COMPREHENSIVE INCOME

   Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares, and, if applicable, common stock equivalents which would arise from the exercise of stock options.

   A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

 For the second quarter ended:    July 1, 2000      July 3, 1999
                                  ------------      ------------
 Basic shares                         5,520             6,467
 Effect of options                      165               262
                                  ------------      ------------
 Diluted shares                       5,685             6,729
                                  ============      ============

 For the six months ended:        July 1, 2000      July 3, 1999
                                  ------------      ------------
 Basic shares                         5,560             6,461
 Effect of options                      177               248
                                  ------------      ------------
 Diluted shares                       5,737             6,709
                                  ============      ============

   Accumulated other comprehensive loss is comprised entirely of minimum pension liability adjustments. Comprehensive income equaled net income for the six months ended July 1, 2000 and July 3, 1999, as the minimum pension liability amount did not change from the respective prior year-end amount.

NOTE 6   STOCK REPURCHASE

   In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to an additional 325,000 shares of the Company's outstanding common stock. As of July 1, 2000, 102,400 shares had been repurchased in the open market under this authorization at an aggregate cost of $1.7 million. In March 1999, a repurchase plan relating to up to 325,000 shares of the Company's outstanding common stock was authorized. As of April 1, 2000, all of the authorized shares under that plan had been repurchased at an aggregate cost of $5.8 million. The treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

NOTE 7   BUSINESS SEGMENTS

   The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                           Three Months Ended        Six Months Ended
                    July 1, 2000    July 3, 1999  July 1, 2000  July 3, 1999
Net Sales:
 Construction         $48,892         $51,355       $ 89,195      $ 91,601
 Agricultural          28,618          32,493         59,011        61,210
                      -------         -------        -------       -------
  Consolidated        $77,510         $83,848       $148,206      $152,811
                      =======         =======       ========      ========

Income from Operations:
 Construction         $ 6,765         $ 7,599       $ 11,085      $ 12,393
 Agricultural           3,210           4,029          6,428         5,472
                      -------         -------       --------      --------
  Consolidated        $ 9,975         $11,628       $ 17,513      $ 17,865
                      =======         =======       ========      ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

   Net sales for the second quarter of 2000 of $77.5 million were 8% lower than the $83.8 million in the comparable period of 1999. Construction equipment net sales decreased 5% to $48.9 million in the second quarter of 2000 from $51.3 million in the second quarter of 1999. In general, the reduction in Construction equipment sales from the 1999 level was due primarily to the impact of higher interest rates on construction activity, especially in the U.S. housing sector; low equipment rental rates resulting in the deferral of purchases of equipment by some of the Company's customers; and changes in dealers' purchasing patterns, resulting in dealers deferring orders until closer to time of use. With respect to specific product lines, shipments of telescopic handlers for the second quarter of 2000 were below comparable levels of 1999. The Company believes that telescopic handler sales are more closely tied to the U.S. housing construction market than any other construction equipment product sold by the Company. Although Construction equipment sales were down, the Company did realize a positive contribution in the second quarter of 2000 from shipments of new equipment, primarily mini-excavators, introduced within the past twelve months.

   Agricultural equipment net sales decreased 12% in the second quarter of 2000 to $28.6 million from $32.5 million in the second quarter of 1999 due primarily to lower shipments of forage harvesting equipment and manure spreading equipment. Partially offsetting these reductions was an increased level of disc mower conditioner shipments as a result of new product offerings in 2000. Higher interest rates; the continuation of low milk prices; regional weather conditions; and the fact that dairy farmers purchased higher levels of equipment in 1998 and 1999, in part due to the more favorable milk prices experienced during those years, contributed to the overall decline in demand for agricultural equipment by farmers.

   Of the Company's total net sales reported for the second quarter of 2000, $9.5 million represented sales made outside of the United States compared with $11.8 million in the comparable period of 1999. The decrease in export sales was due primarily to a reduction in shipments into the Canadian agricultural market and decreased orders from Europe due to a decline in the value of the Euro versus the U.S. dollar.

   Gross profit decreased $2.6 million, or 11%, during the second quarter of 2000 versus the comparable period of 1999, due primarily to decreased sales volume. Gross profit as a percent of net sales decreased to 27.7% for the second quarter of 2000 from 28.8% in the comparable period of 1999. Gross profit as a percent of net sales for Construction equipment decreased to 25.6% in the second quarter of 2000 from 27.5% in the second quarter of 1999. The decrease in Construction equipment gross margin was a function of a) decreased telescopic handler sales, which sales are generally at higher gross margins than other construction equipment, b) increased industry competition which has resulted in overall gross margin compression, and c) increased mini-excavator shipments, which sales are generally at lower gross margins than other
construction equipment.   Gross profit as a percent of net sales for
Agricultural equipment increased to 31.3% in the second quarter of 2000 from 30.8% in the comparable period of 1999.

   Selling, general and administrative expenses decreased $989,000, or 8%, during the second quarter of 2000 versus the comparable period of 1999, due primarily to lower sales related costs. As a percent of net sales, selling, general and administrative expenses decreased slightly to 14.8% during the second quarter of 2000 versus 14.9% in the comparable period of 1999.

   Income from operations in the second quarter of 2000 was $10.0 million versus $11.6 million in the second quarter of 1999.

   Interest expense increased $614,000 to $1,391,000 in the second quarter of 2000 from $777,000 in the second quarter of 1999. This resulted from an increase in average debt outstanding to $61.0 million in the second quarter of 2000 versus $36.2 million in the second quarter of 1999, and an increase in the average rate of interest paid by the Company to 8.6% in the second quarter of 2000 versus 7.6% in the comparable period of 1999.

   Other expense increased $361,000 to $1,138,000 in the second quarter of 2000 from $777,000 in the second quarter of 1999. This was caused by increased costs of sales of finance contracts which resulted from a) selling $4.3 million more receivables in the second quarter of 2000 versus the comparable period in 1999, b) lower finance rates offered to Gehl finance customers, and c) increased discount rates used in selling finance contracts to third parties resulting from the general trend of overall interest rates.

   Second quarter 2000 net income was $5.1 million versus $6.8 million in the second quarter of 1999. Diluted earnings were $.90 per share for the second quarter of 2000 versus $1.01 per share in the second quarter of 1999.

Six Months Ended July 1, 2000 Compared to Six Months Ended July 3, 1999

   Net sales for the first six months of 2000 of $148.2 million were $4.6 million, or 3%, lower than the $152.8 million of net sales in the comparable period of 1999. Construction equipment net sales decreased 3% to $89.2 million in the first six months of 2000 from $91.6 million in the first six months of 1999. In general, the reduction in Construction equipment sales from the 1999 level was due primarily to the impact of higher interest rates on construction activity, especially in the U.S. housing sector; low equipment rental rates resulting in the deferral of purchases of equipment by some of the Company's customers; and changes in dealers' purchasing patterns, resulting in dealers deferring orders until closer to time of use. With respect to specific product lines, shipments of telescopic handlers for the first six months of 2000 were below comparable levels of 1999 which was reflective of a reduction in retail sales activity of telescopic handers throughout the industry for the first six months of 2000. Although Construction equipment sales were down, the Company did realize a positive contribution in the first six months of 2000 from shipments of new equipment, primarily mini-excavators, introduced within the past twelve months.

   Agriculture equipment net sales decreased 4% to $59.0 million in the first six months of 2000 from $61.2 million in the first six months of 1999 due primarily to reduced shipments of forage harvesting equipment. Partially offsetting this reduction was an increased level of disc mower conditioner shipments as a result of new product offerings in 2000. Higher interest rates; continuation of low milk prices; regional weather conditions; and the fact that dairy farmers purchased higher levels of equipment in 1998 and 1999, in part due to the more favorable milk prices experienced during those years, contributed to the overall decline in demand for agricultural equipment by farmers.

   Of the Company's total net sales reported for the first six months of 2000, sales made outside the United States of $20.3 million were comparable to the level of international sales experienced in the first six months of 1999.

   As the Company has increased its sale of Construction equipment products, the Company has been successful in reducing the seasonality of its sales. However, some sales seasonality still remains, primarily in the Company's second quarter which historically has tended to be its strongest quarter for sales.

   Gross profit decreased $2.1 million, or 5%, in the first six months of 2000 versus the comparable period of 1999, due primarily to decreased sales volume. Gross profit as a percent of net sales decreased to 27.5% for the first six months of 2000 from 28.1% in the comparable period of 1999. Gross profit as a percent of net sales for Construction equipment decreased to 25.5% in the first six months of 2000 from 27.1% in the first six months of 1999. The decrease in Construction equipment gross margin was a function of a) decreased telescopic handler sales, which sales are generally at higher gross margins than other construction equipment, b) increased industry competition which has resulted in overall gross margin compression, and c) increased mini-excavator shipments, which sales are generally at lower gross margins than other construction equipment. Gross profit as a percent of net sales for Agriculture equipment increased to 30.6% for the first six months of 2000 from 29.5% for the first six months of 1999, due in part to improved efficiencies at the manufacturing plants.

   Selling, general and administrative expenses decreased $1.8 million, or 7%, during the first six months of 2000 versus the comparable period of 1999, due primarily to lower selling related costs in 2000 versus 1999. As a percent of net sales, selling, general and administrative expenses decreased to 15.7% during the first six months of 2000 versus 16.4% in the comparable period of 1999.

   Income from operations in the first six months of 2000 of $17.5 million was 2% lower than the $17.9 million for the comparable period of 1999.

   Interest expense increased $710,000 to $2.3 million in the first six months of 2000 from $1.6 million in the first six months of 1999. The increase was a result of an increase in average debt outstanding to $51.2 million in the first six months of 2000 versus $35.7 million in the comparable period of 1999 combined with an increase in the average rate of interest paid by the Company to approximately 8.5% in the first six months of 2000 versus 7.7% in the comparable period of 1999.

   Other expense increased $706,000 to $1,923,000 for the six months ended July 1, 2000 from $1,217,000 for the six months ended July 3, 1999. This was caused by increased costs of sales of finance contracts which resulted from a) selling $4.6 million more receivables in the first six months of 2000 versus the same period in 1999, b) lower finance rates offered to Gehl finance customers, and c) increased discount rates used in selling finance contracts to third parties resulting from the general trend of overall interest rates.

   Net income was $9.2 million for the six months ended July 1, 2000 versus $10.3 million for the six months ended July 3, 1999. Because of the reduced number of outstanding shares of Company stock as of July 1, 2000, compared to July 3, 1999, resulting from stock repurchased by the Company during the twelve month period, earnings per diluted share for the first six months of 2000 of $1.60 per share exceeded the $1.53 per diluted share reported for the first six months of 1999. Based upon the market conditions described above, the Company expects earnings for the year ended December 31, 2000 to be less than the earnings realized for the year ended December 31, 1999.

Financial Condition

   The Company's working capital of $99.4 million at July 1, 2000 increased from $69.5 million at December 31, 1999, and $71.8 million at July 3, 1999 due primarily to increases in accounts and finance contracts receivable and inventory. The increase in inventories at July 1, 2000 compared to July 3, 1999 reflects the impact of new products offered since mid-1999 combined with an inventory build-up resulting from the slowing sales trend. The Company has adjusted production levels in an attempt to reduce inventory in accordance with current market demand.

   Capital expenditures for property, plant and equipment during the first six months of 2000 were approximately $8.5 million. The Company plans to make up to $15 million in capital expenditures in 2000. Outstanding capital expenditure commitments as of July 1, 2000 totaled approximately $3 million.

   As of July 1, 2000, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 8.5%. The Company had available unused borrowing capacity of $19.8 million, $49.8 million and $60.2 million under the line of credit facility at July 1, 2000, December 31, 1999, and July 3, 1999, respectively. At July 1, 2000, December 31, 1999, and July 3, 1999, the borrowings outstanding under the line of credit facility were $53.3 million, $22.0 million and $13.4 million, respectively. The increased amounts outstanding under the line of credit facility at July 1, 2000 were primarily the result of borrowings used to repurchase Company stock, expand plant facilities and fund working capital increases.

   The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At July 1, 2000, the Company serviced $127.3 million of such contracts, of which $101.5 million were owned by other parties. The Company believes that it has sufficient capacity to sell its retail finance contracts for the foreseeable future.

   Shareholders' equity at July 1, 2000 was $103.2 million. This was $1.3 million lower than the $104.5 million of shareholders' equity at July 3, 1999, due primarily to the $22.1 million expended to repurchase Company stock from July 4, 1999 to July 1, 2000 which was substantially offset by income earned during the same period.

   In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to an additional 325,000 shares of the Company's outstanding common stock. As of July 1, 2000, 102,400 shares had been repurchased in the open market under this authorization at an aggregate cost of $1.7 million. In March 1999, a repurchase plan relating to up to 325,000 shares of the Company's outstanding common stock was authorized. As of April 1, 2000, all of the authorized shares under that plan had been repurchased at an aggregate cost of $5.8 million.

Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. The statement, as amended by SFAS No. 137 and 138, will be effective January 1, 2001 for the Company. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

Forward-Looking Statements

   Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company
"believes", "anticipates" or "expects", or words of similar import.
Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, changes in housing starts and construction activity, general economic conditions, changes in commodity prices, especially milk, market acceptance of existing and new products offered by the Company, changes in the cost of raw materials and component parts purchased by the Company, and interest rate and foreign currency fluctuations. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   There are no material changes to the information provided in response to this item as set forth in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

   At the Company's annual meeting of shareholders held on April 20, 2000, John
T. Byrnes, Richard J. Fotsch and Dr. Hermann Viets were elected as directors of the Company for terms expiring in 2003. The following table sets for certain information with respect to the election of directors at the annual meeting:

 Name of Nominee        Shares Voted For      Shares Withholding Authority

 John T. Byrnes            5,031,110                  25,312
 Richard J. Fotsch         5,021,838                  34,584
 Hermann Viets             5,031,047                  25,375

The following table sets forth the other directors of the Company whose terms of office continued after the 2000 annual meeting:

 Name of Director            Year in Which Term Expires

 Fred M. Butler                         2001
 William D. Gehl                        2001
 John W. Splude                         2001
 Nicholas C. Babson                     2002
 Thomas J. Boldt                        2002
 William P. Killian                     2002

In addition, at the 2000 Annual Meeting, shareholders approved the Gehl Company 2000 Equity Incentive Plan. With respect to such approval, the number of shares voted For and Against were 3,066,068 and 1,207,405, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 43,992 and 738,957, respectively.

Item 6.   Exhibits and Report on Form 8-K

(a)  Exhibits

     4.1 Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 20, 2000.

     10.1      Gehl Company 1995 Stock Option Plan, as amended

     10.2 Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

     10.3 Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

     10.4 Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

     10.5 Amendments to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of April 19, 2000

     10.6 Amendment to Supplemental Retirement Agreement between Gehl Company and William D. Gehl dated as of April 20, 2000

     10.7 Form of Supplemental Retirement Benefit Agreement between Gehl Company and each of Messrs. Hahn, Moore, Mulcahy and Semler

     10.8 Form of Change in Control and Severance Agreement between Gehl Company and each of Messrs. Hahn, Moore, Mulcahy and Semler

     10.9      Gehl Company Director Stock Grant Plan, as amended

     27        Financial Data Schedule [EDGAR version only]


   (b)    Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2000.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GEHL COMPANY

Date: August 14, 2000              By:/s/ William D. Gehl
                                   William D. Gehl
                                   Chairman of the Board, President
                                   and Chief Executive Officer

Date: August 14, 2000              By:/s/ Kenneth P. Hahn
                                   Kenneth P. Hahn
                                   Vice President of Finance,
                                   Treasurer and Chief Financial
                                   Officer (Principal Financial
                                   and Accounting Officer)



                                  GEHL COMPANY

                                   FORM 10-Q

                                  July 1, 2000

                                 EXHIBIT INDEX

Exhibit
Number    Document Description

4.1 Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 20, 2000.

10.1      Gehl Company 1995 Stock Option Plan, as amended

10.2 Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

10.3 Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

10.4 Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

10.5 Amendments to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of April 19, 2000

10.6 Amendment to Supplemental Retirement Agreement between Gehl Company and William D. Gehl dated as of April 20, 2000

10.7 Form of Supplemental Retirement Benefit Agreement between Gehl Company and each of Messrs. Hahn, Moore, Mulcahy and Semler

10.8 Form of Change in Control and Severance Agreement between Gehl Company and each of Messrs. Hahn, Moore, Mulcahy and Semler

10.9      Gehl Company Director Stock Grant Plan, as amended

27        Financial Data Schedule [EDGAR version only]