Form 10-Q
period 2000-09-30
GEHL CO
filed 2000-11-09
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

                    Yes        X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                  Outstanding at September 30, 2000
           Common Stock, $.10 Par Value            5,374,621

                                  GEHL COMPANY

                                   FORM 10-Q

                               September 30, 2000

                                  REPORT INDEX

                                                                     Page No.

PART I.   FINANCIAL INFORMATION:

  Item 1.  Financial Statements
 Condensed Consolidated Statements of Income for the Three- and Nine-      3
 Month Periods Ended September 30, 2000 and October 2, 1999

 Condensed Consolidated Balance Sheets at September 30, 2000,              4
 December 31, 1999, and October 2, 1999

 Condensed Consolidated Statements of Cash Flows for the Nine-Month        5
 Period Ended September 30, 2000 and October 2, 1999

 Notes to Condensed Consolidated Financial Statements                      6

 Item 2.  Management's Discussion and Analysis of Results of               8
 Operations and Financial Condition

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

 PART II.   OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                14

                         PART I   FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                         GEHL COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)
                             Three Months Ended          Nine Months Ended
                         September 30,  October 2,   September 30,  October 2,
                             2000         1999            2000          1999
                           ---------    ---------     ---------      --------
 NET SALES                  $ 53,606    $  69,838     $ 201,812     $ 222,649
   Cost of goods sold         38,910       49,195       146,361       159,115
                            --------    ---------     ---------      --------
 GROSS PROFIT                 14,696       20,643        55,451        63,534
   Selling, general and
   administrative expenses    11,991       10,322        35,233        35,348
                            --------    ---------     ---------      --------
 INCOME FROM OPERATIONS        2,705       10,321        20,218        28,186

   Interest expense           (1,205)        (789)       (3,469)       (2,343)
   Interest income               452          452         1,277         1,290
   Other expense, net         (1,663)        (525)       (3,586)       (1,742)
                            --------    ---------     ---------      --------
 INCOME BEFORE INCOME TAXES      289        9,459        14,440        25,391

   Income tax provision          101        3,358         5,054         9,014
                            --------    ---------     ---------      --------
 NET INCOME                $     188    $   6,101     $   9,386      $ 16,377
                            --------    ---------     ---------      --------
 EARNINGS PER SHARE
   Diluted                 $     .03    $    1.00     $    1.65      $   2.52

   Basic                   $     .03    $    1.04     $    1.70      $   2.62

The accompanying notes are an integrel part of the financial statements.

                            GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                       September 30,  December 31,  October 2,
                                           2000           1999         1999
                                       (Unaudited)                 (Unaudited)
 ASSETS
  Cash                                  $   2,808        $   1,010   $  3,967
  Accounts receivable-net                  79,168           68,551     74,057
  Finance contracts receivable- net        12,367           12,074     10,945
  Inventories                              45,741           35,206     32,119
  Deferred tax assets                       8,431            8,431      7,138
  Other current assets                        360              511        903
                                        ---------        ---------   --------
   Total Current Assets                   148,875          125,783    129,129
                                        ---------        ---------   --------
  Property, plant and equipment-net        44,165           37,028     34,492
  Finance contracts receivable-net,
   non-current                              7,618            7,311      6,558
  Intangible assets                        15,145           15,706     15,894
  Other assets                             10,214            8,332      8,671
                                        ---------        ---------   --------
 TOTAL ASSETS                           $ 226,017        $ 194,160   $194,744
                                        =========        =========   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of long-term debt
   obligations                          $     193        $     519   $    562
  Accounts payable                         24,957           25,077     26,198
  Accrued liabilities                      29,477           30,703     32,753
                                        ---------        ---------   --------
   Total Current Liabilities               54,627           56,299     59,513
                                        ---------        ---------   --------
  Line of credit facility                  50,522           22,038     21,060
  Long-term debt obligations                8,933            9,059      9,142
  Other long-term liabilities               6,034            5,391      5,205
  Deferred income taxes                     3,949            3,949      3,943
                                        ---------        ---------   --------
   Total Long-Term Liabilities             69,438           40,437     39,350
                                        ---------        ---------   --------
 Common stock, $.10 par value,
  25,000,000 shares authorized,
  5,374,621, 5,645,620 and
  6,570,271 shares outstanding,
  respectively                                538             565         657
 Preferred stock, $.10 par value,
  2,000,000 shares authorized, 250,000
  shares designated as Series A
  Preferred Stock, no shares issued             -               -           -
 Treasury stock, at cost (767,500
   shares at October 2, 1999)                   -               -     (15,613)
  Capital in excess of par                  6,463          11,294      29,329
  Retained earnings                        95,854          86,468      82,660
  Accumulated other comprehensive loss       (903)           (903)     (1,152)
                                         --------        --------    --------
   Total Shareholders' Equity             101,952          97,424      95,881
                                         --------        --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                 $226,017        $194,160    $194,744
                                         ========        ========    ========

The accompanying notes are an integral part of the financial statements.

                           GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands; unaudited)
                                                          Nine Months Ended
                                                  September 30,     October 2,
                                                       2000            1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    9,386      $   16,377
  Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
   Depreciation                                         3,725           3,239
   Amortization                                           636             588
   Proceeds from sales of finance contracts            68,562          53,553
   Increase in finance contracts receivable           (72,716)        (57,491)
   Cost of sales of finance contracts                   3,554           2,025
   Net change in remaining working capital items      (22,347)          4,400
                                                    ---------       ---------
    Net cash (used for) provided by operating
     activities                                        (9,200)         22,691
                                                    ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net        (10,862)         (3,589)
  Other assets                                         (1,957)         (2,446)
                                                    ---------       ---------
   Net cash used for investing activities             (12,819)         (6,035)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt obligations                 (452)           (481)
  Increase (decrease) in long-term liabilities            643            (195)
  Proceeds from line of credit facility                28,484           1,701
  Proceeds from issuance of common stock                  445           1,012
  Treasury stock purchases                             (5,303)        (15,613)
                                                    ---------       ---------
   Net cash provided by (used for) financing
    activities                                         23,817         (13,576)
                                                    ---------       ---------
  Net increase in cash                                  1,798           3,080
  Cash, beginning of period                             1,010             887
                                                    ---------       ---------
  Cash, end of period                               $   2,808       $   3,967
                                                    =========       =========
 Supplemental disclosure of cash flow
 information:

  Cash paid for the following:
   Interest                                         $   3,236       $   2,284
   Income taxes                                     $   6,348       $   8,702

The accompanying notes are an integral part of the financial statements.

                         GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)

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

   In the opinion of management, the information furnished for the three- and nine-month periods ended September 30, 2000 and October 2, 1999 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

   It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2   INCOME TAXES

   The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pre-tax income, permanent book/tax differences, and tax credits.

NOTE 3   INVENTORIES

   If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, inventories by major classification would have been as follows (in thousands):

                               September 30,   December 31,     October 2,
                                   2000            1999            1999
                              -------------   ------------     -------------
 Raw materials and supplies    $17,845          $ 17,371        $ 17,306
 Work-in-process                 5,590             5,767           5,149
 Finished machines and parts    41,501            31,263          29,060
                               -------          --------        --------
 Total current cost value       64,936            54,401          51,515
 Adjustment to LIFO basis      (19,195)          (19,195)        (19,396)
                               -------          --------        --------
                               $45,741          $ 35,206        $ 32,119
                               =======          ========        ========

NOTE 4   ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. The statement, as amended by SFAS No. 137 and 138, will now be effective January 1, 2001 for the Company. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

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

   A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

 For the three months ended:   September 30, 2000     October 2, 1999
                               ------------------    -----------------
 Basic shares                      5,436                  5,856
 Effect of options                   105                    235
                                  ------                 ------
 Diluted shares                    5,541                  6,091
                                  ======                 ======

 For the nine months ended:    September 30, 2000     October 2, 1999
                               ------------------    -----------------
 Basic shares                      5,518                  6,260
 Effect of options                   154                    243
                                  ------                 ------
 Diluted shares                    5,672                  6,503
                                  ======                 ======

   Accumulated other comprehensive loss is comprised entirely of minimum pension liability adjustments. Comprehensive income equaled net income for the nine months ended September 30, 2000 and October 2, 1999, as the minimum pension liability amount did not change from the respective prior year-end amount.

NOTE 6   STOCK REPURCHASE

   In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to an additional 325,000 shares of the Company's outstanding common stock. As of September 30, 2000, 212,700 shares had been repurchased in the open market under this authorization at an aggregate cost of $3.2 million. In March 1999, a repurchase plan relating to up to 325,000 shares of the Company's outstanding common stock was authorized. As of April 1, 2000, all of the authorized shares under that plan had been repurchased at an aggregate cost of $5.8 million. The treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

NOTE 7   BUSINESS SEGMENTS

   The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                            Three Months Ended        Nine Months Ended
                            ------------------      --------------------
                        September 30,  October 2,   September 30,  October 2,
                            2000         1999           2000         1999
Net Sales:
 Construction             $31,698       $41,251       $120,893     $132,852
 Agricultural              21,908        28,587         80,919       89,797
                          -------       -------       ---------    --------
  Consolidated            $53,606       $69,838       $201,812     $222,649
                          =======       =======       =========    ========

Income from Operations:
 Construction             $ 2,128       $ 6,640       $ 13,213     $ 19,033
 Agricultural                 577         3,681          7,005        9,153
                          -------       -------       --------     --------
  Consolidated            $ 2,705       $10,321       $ 20,218     $ 28,186
                          =======       =======       ========     ========

Item 2. Management's Discussion And Analysis Of Results Of Operations And Financial Condition

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended October 2, 1999

   Net sales for the third quarter of 2000 of $53.6 million were 23% lower than the $69.8 million in the comparable period of 1999. Construction equipment net sales decreased to $31.7 million in the third quarter of 2000 from $41.2 million in the third quarter of 1999, a 23% decline. The decline in Construction equipment net sales was due primarily to both shipments and retail sales of telescopic handlers being below the comparable three month levels of 1999, as a result of reduced industry-wide demand for telescopic handler equipment. In addition, a lower level of North American skid loader shipments, and a reduction in overseas demand for skid loaders, resulting in part from the continued weakness of the Euro, further contributed to the reduction from 1999 sales levels. The industry-wide reduced demand for telescopic handlers is primarily a result of a decline in residential construction activity, especially within the U.S. housing sector, which has been adversely impacted by increased interest rates, and reduced demand for new units by rental customers due to low equipment rental rates and adequate levels of units in rental fleet inventory. Offsetting these negative demand factors, the Company realized a positive contribution in the third quarter of 2000 from shipments of new equipment, primarily mini-excavators, introduced within the past fifteen months.

   Sales of the Company's agricultural equipment in the third quarter of 2000 were $21.9 million, 23% less than the $28.6 million recorded in the third quarter of 1999. The decline in net sales was due primarily to lower shipments of skid loaders and forage harvesting equipment. Partially offsetting these reductions was an increased level of disc mower conditioner shipments as a result of new product offerings in 2000. The continuation of low milk prices and the effect of higher interest rates contributed to the overall decline in demand for agricultural equipment by farmers.

   Of the Company's total net sales reported for the third quarter of 2000, $8.3 million represented sales made outside of the United States compared with $10.3 million in the comparable period of 1999. The decrease in export sales was due primarily to a reduction in shipments to Europe as a result of the decline in the value of the Euro versus the U.S. dollar.

   Gross profit decreased $5.9 million, or 29%, during the third quarter of 2000 versus the comparable period of 1999, due primarily to decreased sales volume. Gross profit as a percent of net sales decreased to 27.4% for the third quarter of 2000 from 29.6% in the comparable period of 1999. Gross profit as a percent of net sales for Construction equipment decreased to 24.5% in the third quarter of 2000 from 28.0% in the third quarter of 1999. The decrease in Construction equipment gross margin was a function of a) decreased telescopic handler sales, which sales are generally at higher gross margins than other Construction equipment, b) increased industry competition which has resulted in overall gross margin compression, c) increased mini-excavator shipments, which sales are generally at lower gross margins than other construction equipment, and d) decreased net sales per unit for product
shipped into Europe due to the devaluation of the Euro.   Gross profit as a
percent of net sales for Agricultural equipment decreased to 31.6% in the third quarter of 2000 from 31.9% in the comparable period of 1999.

   Selling, general and administrative expenses increased $1.7 million, or 16%, during the third quarter of 2000 versus the comparable period of 1999, due primarily to increased sales related costs incurred, in part, in response to competitive market conditions, and continued investments in projects such as enterprise resource planning (ERP), new product development and improved parts distribution to enhance future market opportunities. As a percent of net sales, selling, general and administrative expenses increased to 22.4% during the third quarter of 2000 versus 14.8% in the comparable period of 1999.

   Income from operations in the third quarter of 2000 was $2.7 million versus $10.3 million in the third quarter of 1999.

   Interest expense increased $416,000 to $1,205,000 in the third quarter of 2000 from $789,000 in the third quarter of 1999. This resulted from an increase in average debt outstanding to $59.6 million in the third quarter of 2000 versus $35.1 million in the third quarter of 1999, and an increase in the average rate of interest paid by the Company to 8.7% in the third quarter of 2000 versus 8.0% in the comparable period of 1999.

   Other expense increased $1.2 million to $1.7 million in the third quarter of 2000 from $0.5 million in the third quarter of 1999. This was due primarily to increased costs of sales of finance contracts which resulted from
a) selling $11.9 million, or 69%, more receivables in the third quarter of 2000 versus the comparable period of 1999, b) lower finance rates offered to Gehl finance customers, and c) increased discount rates used in selling finance contracts to third parties resulting from the general trend of overall interest rates.

   Third quarter 2000 net income was $188,000 versus $6.1 million in the third quarter of 1999. Diluted earnings were $.03 per share for the third quarter of 2000 versus $1.00 per share in the third quarter of 1999.

Nine months Ended September 30, 2000 Compared to Nine months Ended October 2,
1999

   Net sales for the first nine months of 2000 of $201.8 million were $20.8 million, or 9%, lower than the $222.6 million of net sales in the comparable period of 1999. Construction equipment net sales were $120.9 million in the first nine months of 2000 compared to $132.8 million in the first nine months of 1999, a decrease of 9%. The decline in Construction equipment net sales was due primarily to both shipments and retail sales of telescopic handlers being below the comparable nine month levels of 1999, as a result of reduced industry-wide demand for telescopic handler equipment. In addition, a lower level of North American skid loader shipments, and a reduction in overseas demand for skid loaders, resulting in part from the continued weakness of the Euro, further contributed to the sales reduction. On an industry-wide basis, year-to-date retail sales of telescopic handlers in North America are reported to be 15-20% below last year's level. The industry-wide reduced demand for telescopic handlers is primarily a result of a decline in residential construction activity, especially within the U.S. housing sector, which has been adversely impacted by increased interest rates, and reduced demand for new units by rental customers due to low equipment rental rates and adequate levels of units in rental fleet inventory. Offsetting these negative demand factors, the Company realized a positive contribution in the first nine months of 2000 from shipments of new equipment, primarily mini-excavators, introduced within the past fifteen months.

   Agriculture equipment net sales decreased 10% to $80.9 million in the first nine months of 2000 from $89.8 million in the first nine months of 1999 due primarily to reduced shipments of forage harvesting equipment and skid loaders. Partially offsetting this reduction was an increased level of disc mower conditioner shipments as a result of new product offerings in 2000. The continuation of low milk prices and the effect of higher interest rates contributed to the overall decline in demand for agricultural equipment by farmers.

   Of the Company's total net sales reported for the first nine months of 2000, sales made outside the United States were $28.6 million as compared with $30.6 million in the comparable period of 1999. The decrease in export sales was due, in part, to decreased orders from Europe due to the decline in the value of the Euro versus the U.S. dollar.

   Gross profit decreased $8.1 million, or 13%, in the first nine months of 2000 versus the comparable period of 1999, due primarily to decreased sales volume. Gross profit as a percent of net sales decreased to 27.5% for the first nine months of 2000 from 28.5% in the comparable period of 1999. Gross profit as a percent of net sales for Construction equipment decreased to 25.2% in the first nine months of 2000 from 27.4% in the first nine months of 1999. The decrease in Construction equipment gross margin was a function of a) decreased telescopic handler sales, which sales are generally at higher gross margins than other Construction equipment, b) increased industry competition which has resulted in overall gross margin compression, c) increased mini-excavator shipments, which sales are generally at lower gross margins than other construction equipment, and d) decreased net sales per unit for product shipped into Europe due to the devaluation of the Euro. Gross profit as a percent of net sales for Agriculture equipment increased to 30.8% for the first nine months of 2000 from 30.2% for the first nine months of 1999, due in part to improved efficiencies at the manufacturing plants.

   Selling, general and administrative expenses of $35.2 million during the first nine months of 2000 were comparable to the same period in 1999. As a percent of net sales, selling, general and administrative expenses increased to 17.5% during the first nine months of 2000 versus 15.9% in the comparable period of 1999 due primarily to decreased sales volume.

   Income from operations in the first nine months of 2000 of $20.2 million was 28% lower than the $28.2 million for the comparable period of 1999.

   Interest expense increased $1.1 million to $3.5 million in the first nine months of 2000 from $2.4 million in the first nine months of 1999. The increase was a result of an increase in average debt outstanding to $54.0 million in the first nine months of 2000 versus $35.5 million in the comparable period of 1999 combined with an increase in the average rate of interest paid by the Company to approximately 8.6% in the first nine months of 2000 versus 7.7% in the comparable period of 1999.

   Other expense increased $1.8 million to $3.6 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended October 2, 1999. This was the result of increased costs of sales of finance contracts which were due to a) selling $16.5 million, or 30%, more receivables in the first nine months of 2000 versus the same period in 1999, b) lower finance rates offered to Gehl finance customers, and c) increased discount rates used in selling finance contracts to third parties resulting from the general trend of overall interest rates.

   Net income was $9.4 million for the nine months ended September 30, 2000 versus $16.4 million for the nine months ended October 2, 1999. Diluted earnings were $1.65 per share for the first nine months of 2000 versus $2.52 per share in the comparable period of 1999.

Financial Condition

   The Company's working capital of $94.2 million at September 30, 2000 increased from $69.5 million at December 31, 1999, and $69.6 million at October 2, 1999 due primarily to increases in accounts receivable and inventory. The increase in inventories at September 30, 2000 compared to October 2, 1999 reflects the impact of new products offered since mid-1999 combined with an inventory build-up resulting from the slowing sales trend. The Company has adjusted production levels in an attempt to reduce inventory in accordance with current market demand.

   Capital expenditures for property, plant and equipment during the first nine months of 2000 were approximately $10.9 million. The Company plans to make up to $14 million in capital expenditures in 2000. Outstanding capital expenditure commitments as of September 30, 2000 totaled approximately $2.0 million.

   As of September 30, 2000, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 8.6%. The Company had available unused borrowing capacity of $22.1 million, $49.8 million and $51.8 million under the line of credit facility at September 30, 2000, December 31, 1999, and October 2, 1999, respectively. At September 30, 2000, December 31, 1999, and October 2, 1999, the borrowings outstanding under the line of credit facility were $50.5 million, $22.0 million and $21.1 million, respectively. The increased amounts outstanding under the line of credit facility at September 30, 2000 were primarily the result of borrowings used to repurchase Company stock, expand plant facilities and fund working capital increases.

   The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At September 30, 2000, the Company serviced $133.3 million of such contracts, of which $113.3 million were owned by other parties. The Company believes that it will be able to arrange for sufficient capacity to sell its retail finance contracts for the foreseeable future.

   Shareholders' equity at September 30, 2000 was $102.0 million. This was $6.1 million higher than the $95.9 million of shareholders' equity at October 2, 1999, due primarily to income earned during the period offset by $8.2 million expended to repurchase Company stock from October 2, 1999 to September 30, 2000.

   In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to an additional 325,000 shares of the Company's outstanding common stock. As of September 30, 2000, 212,700 shares had been repurchased in the open market under this authorization at an aggregate cost of $3.2 million. In March 1999, a repurchase plan relating to up to 325,000 shares of the Company s outstanding common stock was authorized. As of April 1, 2000, all of the authorized shares under that plan had been repurchased at an aggregate cost of $5.8 million.

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

Forward-Looking Statements

   Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes", "anticipates" or "expects", or words of similar import.
Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company s plans regarding capital expenditures, changes in housing starts and construction activity, general economic conditions, changes in commodity prices, especially milk, market acceptance of existing and new products offered by the Company, changes in the cost of raw materials and component parts purchased by the Company, and interest rate and foreign currency fluctuations. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   There are no material changes to the information provided in response to this item as set forth in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-K

   (a) Exhibits

       10.1  Gehl Company Deferred Compensation Plan effective August 1, 2000

       27    Financial Data Schedule [EDGAR version only]


   (b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEHL COMPANY

 Date: November 9, 2000                  By:/s/ William D. Gehl
                                         William D. Gehl
                                         Chairman of the Board, President
                                         and Chief Executive Officer

 Date:  November 9, 2000                 By:/s/ Kenneth P. Hahn
                                         Kenneth P. Hahn
                                         Vice President of Finance,
                                         Treasurer and Chief Financial
                                         Officer (Principal Financial
                                         and Accounting Officer)

                                  GEHL COMPANY

                                   FORM 10-Q

                               September 30, 2000

                                 EXHIBIT INDEX


Exhibit Number      Document Description


10.1      Gehl Company Deferred Compensation Plan effective August 1, 2000

27        Financial Data Schedule [EDGAR version only]