Form 10-K405
period 2000-12-31
GEHL CO
filed 2001-03-30
CIK 856386

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                           _________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

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

     Aggregate market value of voting stock held by non-affiliates of the registrant: $78,178,005 at February 14, 2001.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2001:

   Class                              Shares Outstanding
Common Stock, $.10 Par Value               5,331,835

                 DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 2000 Annual Report to Shareholders (Parts I and II)
     Gehl Company Proxy Statement for the 2001 Annual Meeting of Shareholders
      (to be filed with the Commission under Regulation 14A and, upon such filing, to be incorporated by reference into Part III)

                                 GEHL COMPANY
                              _________________

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                     For The Year Ended December 31, 2000
                                                                  Page
Part I


Item 1        Business  . . . . . . . . . . . . . . . .               1

Item 2        Properties  . . . . . . . . . . . . . . .               7

Item 3        Legal Proceedings . . . . . . . . . . . .               8

Item 4        Submission of Matters to a Vote of Security Holders     9

              Executive Officers of the Registrant  . .               9

Part II

Item 5        Market for Registrant's Common Equity and Related
                Shareholder Matters . . . . . . . . . .              11

Item 6        Selected Financial Data . . . . . . . . .              11

Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations . .              11

Item 7A       Quantitative and Qualitative Disclosures
                About Market Risk                                    11

Item 8        Financial Statements and Supplementary Data            11

Item 9        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure               11

Part III

Item 10       Directors and Executive Officers of the Registrant     12

Item 11       Executive Compensation  . . . . . . . . .              12

Item 12       Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . . . . . . .              12

Item 13       Certain Relationships and Related Transactions         12

Part IV

Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K . . . . . . . . . .              13

              Signatures  . . . . . . . . . . . . . . .              14




                                     PART I

Item 1.  Business.

Overview

    Gehl Company (the "Company" or "Gehl") designs, manufactures, sells and finances equipment used in the light construction equipment and the agriculture equipment industries. Construction equipment is comprised of skid loaders, telescopic handlers, asphalt pavers, compact excavators, and mini-loaders and is sold to contractors, sub-contractors, owner operators, rental stores and municipalities. Agriculture equipment is sold to customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid loaders, Agri-Loader telescopic handler and attachments), manure handling and feedmaking equipment. The Company believes that it is one of the largest non-tractor agriculture equipment manufacturers in North America.

    On October 2, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Brunel America, Inc. and its subsidiaries, including Mustang Manufacturing Company, Inc. ("Mustang"), from Brunel Holdings, plc. Mustang designs, manufactures and sells skid loaders and related attachments. Gehl acquired the Brunel America, Inc. stock for $26.7 million; and entered into a five year non-competition agreement with the seller pursuant to which Gehl paid $1.0 million. The Company borrowed $27.7 million under its existing credit facility to fund the acquisition. The acquisition has been accounted for as a purchase transaction and the results of the Mustang operation have been included in the Company's operating results since the date of the acquisition.

    Construction equipment is manufactured in Minnesota, Pennsylvania and in two South Dakota facilities and Agriculture equipment is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

    The Company intends that certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings and capital spending, and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of the filing hereof. Factors that could cause such a variance include, but are not limited to, unanticipated changes in general economic and capital market conditions, the Company's ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are only made as of the date of the filing hereof, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's future expectations are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.

Strategic Direction

     The Company's Board of Directors and management team have commenced certain strategic initiatives which the Company believes will have a significant positive impact on the Company in the years ahead. The strategic focus for 2001 and 2002 includes the following:

1. Strategic Growth in the Compact Equipment Market - The Company will continue to focus primarily on broadening its market coverage and expanding its product offerings to sustain sales growth in the compact construction equipment and compact agricultural equipment marketplaces through continuing research and development projects on skid loaders and telescopic handlers, strategic acquisitions and new distribution relationships.

2. Begin Shipping Significant New Product Lines - The Company has significantly expanded its product lines. In the first half of 2001, the Company will begin shipping eight new skid loader models, under the Gehl and Mustang brands, in both the construction and agricultural segments. With the addition of these new models the Company now offers the broadest range of skid loaders in the industry, including two models with an operating load capacity of 3600 lbs. and lift height of 142", surpassing all other skid loader brands currently in the market. In January, 2001, Gehl began shipping an entirely new line of round balers into the agricultural market. In November, 2000, the Company introduced the first North American manufactured telescopic handler designed exclusively for the agricultural market. Offered with a full line of versatile attachments, the Company expects this new product to be popular with the large farm operations which increasingly dominate agricultural production in the U.S. today. In February, 2001, the Company also introduced a new 12 ton excavator, adding to its already extensive range of compact excavation equipment. The Company has also extended its range of attachments and accessories to further enhance the versatility of its Gehl and Mustang branded compact equipment.

3. Expanding Distribution and Leveraging Multiple Distribution Channels - The Company intends to expand distribution and leverage its multiple distribution channels to grow sales revenue in 2001 and 2002. The Company's 2001 objectives include adding dealer coverage in key market areas, increasing sales to independently owned rental operations and adding telescopic handlers, compact excavators and mini-loaders to the lines of compact equipment currently offered to rural equipment dealers. The Company intends to further leverage its existing distribution channel by offering additional compact equipment to geographic markets not currently served by Gehl construction equipment dealers and to market telescopic handlers and mini-loaders, products currently marketed under only the Gehl brand name, under the Mustang brand name. Dan Keyes, the Company's new Vice President of Sales and Marketing, who comes to Gehl from CNH Global N.V. (formerly Case Corporation), will have full responsibility for sales and marketing, including distribution development, in both the construction and agricultural equipment businesses.

4. Actively Seeking European and Domestic Acquisitions - The Company continues, as it has over the last two years, to work with several investment banking firms that are actively assisting management and the Board of Directors in identifying and evaluating potential business combinations in Europe and the U.S. Gehl's strategic objectives are twofold: (a) to expand its compact equipment product offerings in U.S. markets; and (b) to enhance its distribution capabilities in Europe and elsewhere. Significant marketing and manufacturing synergies would be created for the Company by gaining access to European manufacturers of compact equipment seeking to expand their presence in North America.

5. Gehl's E-Commerce Initiative - The Company is actively developing a separate, proprietary, web-enabled business to market its own brand of products. Gehl expects the e-commerce business to commence operating by the third quarter of 2001. The Company expects this business to grow significantly in the years ahead.

Business Segments

    The Company operates in two business segments, construction equipment and agriculture equipment. The following table shows certain information relating to the Company's segments:


                                  Years ended December 31,

                      1998               1999                 2000
                  Amount     %        Amount    %          Amount     %
Net sales (1):

Construction
Equipment       $159,228   59.5%    $173,607   59.6%     $151,130    58.6%

Agriculture
Equipment        108,418   40.5      117,791   40.4       106,988    41.4

 Total          $267,646   100%     $291,398   100%      $258,118    100%

Income from
operations:

Construction
Equipment       $ 19,384   71.1%    $ 23,661   67.5%     $ 14,028    63.8%

Agriculture
Equipment          7,894   28.9       11,396   32.5         7,957    36.2

 Total           $27,278   100%     $ 35,057   100%      $ 21,985    100%

(1) Amounts have been reclassified to reflect the adoption of Emerging Issue Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs".

      The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agriculture equipment markets, see Note 12 of "Notes to Consolidated Financial Statements", included on Page 27 of the Gehl Company 2000 Annual Report to Shareholders, which pages are incorporated by reference herein.

Construction Equipment

Products:

    Construction equipment is marketed in the following five product areas:

    1. Skid Loaders - Six models of Gehl skid loaders are currently offered which feature a choice of hand-operated T-bar controls, hand only or hand and foot controls; and four models of Mustang skid loaders are offered which feature a choice of T-bar, hand only and hand/foot controls. The skid loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

    2. Telescopic Handlers - Gehl markets nine models of Dynalift telescopic handlers, all with digging capabilities. These handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers, building contractors and farmers.

    3. Asphalt Pavers - Four models of Power Box pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

    4. Compact Excavators - Twelve models of compact excavators are currently marketed under both Gehl and Mustang brand names. The units range in size from 1.5 metric ton to 8 metric ton. All units come standard with auxiliary hydraulics. An industry exclusive leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

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

Marketing and Distribution:

      The Company maintains a separate distribution system for Construction equipment. The Company markets its Construction equipment in North America through 313 independent dealers (with 812 outlets) and worldwide through 88 distributors. The Company has no Company-owned dealers and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of Construction equipment accounted for approximately 13% of the Company's sales for the year ended December 31, 2000; however, no single dealer or distributor accounted for more than 3% of the Company's sales for that period. Sales of the Construction equipment skid loader product line accounted for more than 26% of the Company's net sales in 1998, 1999 and 2000. Sales of the Construction equipment telescopic handler product line accounted for more than 21% of the Company's net sales in 1998, 1999 and 2000.

      The Company believes that maintenance and expansion of its dealer network is important to its success in the light construction equipment market. The Company also believes that it needs to continue to further develop sales relationships with rental companies to meet the demands of the changing marketplace. Various forms of support are provided for its Construction equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The construction equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, equipment demonstrations and sales, warranty and service assistance, and regional field service representatives who assist in training and providing routine dealer service support functions.

Industry and Competition:

       Gehl's Construction equipment product lines face competition in each of their markets. In general, each line competes with a small group of from seven to twelve different companies, some of which are larger than the Company. The Company competes within the light construction equipment markets based primarily on price, quality, service and distribution.

      The primary markets for Gehl's Construction equipment outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid loader market in most of these markets.

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

      3. Material Handling - This line consists of six different models of Gehl skid loaders and the Agri-Loader telescopic handler. The skid loader is a compact, fixed-wheel four-wheel drive unit typically equipped with a bucket or fork and is used for moving a variety of material. The Agri-Loader is a rough-terrain telescopic forklift with digging capabilities. The skid loader and Agri-Loader telescopic handler are marketed by dealers who handle Agriculture equipment and by dealers who handle Construction equipment.

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

Marketing and Distribution:

      In North America, Gehl's agricultural equipment is sold through approximately 360 geographically dispersed dealers (with 396 outlets). Fifty-one of these dealers are located in Canada. Agriculture equipment is also marketed through 20 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

      It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific Agriculture dealer or group of dealers. The top ten dealers and distributors in Agriculture equipment accounted for approximately 5% of the Company's sales for the year ended December 31, 2000 and no one dealer or distributor accounted for over .7% of the Company's sales during that period. Sales of the Agriculture equipment skid steer loader product line accounted for more than 13% of the Company's net sales in 1998, 1999 and 2000.

      The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

      The Company employs district sales managers to assist its agricultural dealers in the promotion and sale of its products and regional service managers to assist in warranty and servicing matters. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

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

      Gehl's agriculture equipment is primarily distributed to customers in the
dairy and livestock industries.   After several years of more favorable market
conditions, milk prices currently are at historically low levels which has affected the buying pattern of farmers. Demand levels in 2000 were further impacted by increased interest rates and higher fuel costs.

      Approximately 90% of the Company's agriculture dealers also carry the tractor and combine product lines of a major manufacturer. In addition to selling the tractors and combines of a major manufacturer, many of these dealers carry the major manufacturer's entire line of products, some of which directly compete with the products offered by Gehl. Dealers of Gehl's Agriculture equipment also market equipment manufactured by limited line manufacturers which compete with specific product lines offered by the Company.

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

Backlog

      The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2000 was $28.0 million versus $20.0 million at December 31, 1999. Virtually all orders in the backlog at December 31, 2000 are expected to be shipped in 2001. The increased backlog at December 31, 2000 was primarily due to the increased levels of backlog for Agriculture equipment, the majority of which relates to orders for the new round baler products which the Company began shipping in early 2001, and, to a lesser extent, Construction equipment.

Floor Plan and Retail Financing

Floor Plan Financing:

      The Company, as is typical in the industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company's floor plan financing program are recorded by the Company as sales and the dealers' obligations to the Company are reflected as accounts receivable.

      The Company provides interest-free floor plan financing to its dealers, for Construction equipment for varying periods of time generally up to six months and for Agriculture equipment generally up to nine months. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at 3.25% above the prime rate or on occasion provides an interest-free extension of up to three months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 80% of Gehl's dealer accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

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

      The Company maintains arrangements with third parties pursuant to which the Company sells, with recourse, certain of the Company's retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 2 of "Notes to Consolidated Financial Statements," Page 22, and "Management's Discussion and Analysis," Page 15 of the Gehl Company 2000 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees

      As of December 31, 2000, the Company had 976 employees, of which 629 were hourly employees and 347 were salaried employees. At the production facilities in West Bend, Wisconsin, one of five Gehl production facilities, 206 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires January 10, 2003. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-seven years.

Manufacturing

      The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2001.

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

      In addition to the equipment it manufactures, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's net sales in 2000.

Research and Development

      The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $3.1 million, $3.0 million and $2.8 million on research and development for the years ended December 31, 2000, 1999 and 1998, respectively.

Patents and Trademarks

      The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl name, the Mustang[R] name, the Dynalift[R] name and the group of patents relating to the Scavenger[R] manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Export Sales

      Information regarding the Company's export sales is included in Note 12 of "Notes to Consolidated Financial Statements," Page 27, of the Gehl Company 2000 Annual Report to Shareholders, which page is incorporated by reference herein.

Item 2.  Properties.

      The following table sets forth certain information as of December 31, 2000, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Pages 14 and 15, of the Gehl Company 2000 Annual Report to Shareholders, which pages are incorporated by reference herein. For information regarding collateral pledges, see Note 5 of "Notes to Consolidated Financial Statements", included on Page 23, of the Gehl Company 2000 Annual Report to Shareholders, which page is incorporated by reference herein.


                      Approximate      Owned or        Principal Uses
                      Floor Area       Leased
                      in Square
                      Feet

 West Bend, WI            450,000      Owned           General offices
                                                       and engineering,
                                                       research and
                                                       development and
                                                       manufacture of
                                                       Agriculture
                                                       equipment

 Madison, SD              180,000      Owned           Manufacture of
                                                       Gehl skid
                                                       loaders for
                                                       dealers of
                                                       Construction
                                                       equipment and
                                                       Agriculture
                                                       equipment

 Lebanon, PA              170,000      Owned(1)        Manufacture of
                                                       Agriculture
                                                       equipment and
                                                       Construction
                                                       equipment


 Yankton, SD              130,000      Owned           Manufacture of
                                                       Construction
                                                       equipment


 Owatonna, MN             235,000      Owned           Manufacture of
                                                       Mustang skid
                                                       loaders

     (1) This facility is financed with the proceeds from the sale of industrial development bonds maturing in 2010.

     The Company also has a five year service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.


Item 3.  Legal Proceedings.

A purported class action was filed on December 27, 2000 in the Circuit Court of the State of Wisconsin for Washington County by an alleged shareholder of the Company. The complaint names the Company and the directors of the Company as defendants and alleges, among other things, that the Company's directors breached their respective fiduciary duties in refusing to discuss a purported offer from a third party to purchase the shares of the Company. The complaint requests that the Circuit Court, among other things, declare that the action is a proper class action, direct the directors to exercise their fiduciary duties giving due consideration to any proposed business combination and/or to adequately insure that no conflicts of interest exist between the directors and their fiduciary obligations, and award the costs and disbursements of the action including reasonable attorneys' and experts' fees. The Company believes the action to be without merit and the Company and its directors intend to vigorously contest all allegations in the complaint. The Company believes that this action will not have a material adverse effect on its consolidated financial position or results of operations.

In addition to the foregoing, the Company is a defendant from time to time in actions for product liability and other matters arising out of its ordinary business operations. The Company believes that the actions presently pending will not have a material adverse effect on its consolidated financial position or results of operations. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

Executive Officers of the Registrant.

Set forth below is certain information concerning the executive officers of the Company as of February 1, 2001:

Name, Age and Position             Business Experience

William D. Gehl, 54                Mr. Gehl has served as Chairman of the
 Chairman, President, Chief        Board of Directors of the Company since
 Executive Officer and Director    April, 1996.  Mr. Gehl has served as
                                   President and Chief Executive Officer of the Company since November, 1992 and has served as a director of the Company since 1987. From January, 1990 until joining the Comapny, Mr. Gehl served as Executive Vice President, Chief
                                   Operating Officer, General Counsel and
                                   Secretary of The Ziegler Comapnies, Inc.
                                   (a financial services holding company).
                                   Mr. Gehl held various senior
                                   management positions with The Ziegler
                                   Companies from 1978 to 1990.

Malcolm F. Moore, 50,              Mr. Moore has served as Executive Vice
 Executive Vice President and      President and Chief Operating Officer
 Chief Operating Officer           since joining the Company in August,
                                   1999.  From 1997 to 1999, Mr. Moore
                                   was associated with The Moore Group (a
                                   private investment consulting firm
                                   focused on the thermal processing
                                   equipment industry). From 1996 to 1997, Mr. Moore served as President and Chief
                                   Executive Officer of Pangborn
                                   Corporation (a manufacturer of blast
                                   cleaning and surface preparation systems and equipment). From 1993 to 1996, Mr. Moore served as President of LINAC Holdings, (the U.S. financial
                                   Holding Co. for all the U.S. based
                                   thermal processing equipment companies
                                   owned by Ruhrgas AG).

Kenneth P. Hahn, 43,               Mr. Hahn joined the Company as
 Vice President of Finance,        Corporate Controller in April, 1988.  Mr.
 Treasurer and Chief Financial     Hahn was appointed Vice President of
 Officer                           Finance and treasurer in February, 1997
                                   and became Chief Financial Officer in
                                   January, 1999.

Daniel M. Keyes, 32,               Mr. Keyes joined the Company as Vice
 Vice President Sales and          President Sales and Marketing in
 Marketing                         December 2000.  From 1996 until joining
                                   the Company, Mr. Keyes held a variety
                                   of senior marketing management
                                   positions, most recently, Director,
                                   Strategic Accounts, with CNH Global NV
                                   (a manufacturer of agricultural and
                                   construction equipment).

Michael J. Mulcahy, 54,            Mr. Mulcahy has served as General
 Vice President, Secretary         Counsel of the Company since 1974 and
 and General Counsel               became Secretary in 1977 and a Vice
                                   President in 1986. Mr. Mulcahy has also served, since 1988, as President of Equipco Insurance Company, Ltd., which provides liability insurance coverage for equipment manufacturers, including the
                                   Company.

Richard J. Semler, 61,             Mr. Semler joined the Company in May,
 Vice President of                 1960 and has served in his current
 Data Systems                      position with the Company since January,
                                   1977.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

     Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. N.C. Babson, T. J. Boldt, F. M. Butler, J. T. Byrnes, F. J. Fotsch, W. P. Killian, J. W. Splude and H. Viets) received on December 31, 2000 a grant of shares of Company common stock as part of their annual retainer fee. An aggregate of 2,912 shares of Company common stock were granted under the Director Stock Grant Plan. These shares were issued in transactions exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

     Information required by this item is also included on Pages 28 and 29 of the Gehl Company 2000 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

     Information required by this item is included on Page 28 of the Gehl Company 2000 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information required by this item is included on Pages 12 through 17 of the Gehl Company 2000 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information required by this item is included on Pages 15 and 16 of the Gehl Company 2000 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Information required by this item is included on Page 11 and Pages 18 through 27 of the Gehl Company 2000 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") 1. Information with respect to executive officers of the Company appears at the end of Part I, Pages 9 through 10 of this Annual Report on Form 10-K.

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

     1 The Proxy Statement will be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1 and 2.  Financial statements and financial statement schedule.

      Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 15 hereof.

      3.  Exhibits.

      Reference is made to the separate exhibit index contained on Pages 18 through 22 hereof.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

     SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GEHL COMPANY

 Date:  March 28 , 2001        By /s/ William D. Gehl
                               William D. Gehl,
                               Chairman of the Board, President and Chief
                               Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                            Date

/s/ William D. Gehl        Chairman of the Board, President,    March 28, 2001
William D. Gehl            Chief Executive Officer and Director
                           (Principal Executive Officer)

/s/ Kenneth P. Hahn        Vice President of Finance            March 28, 2001
Kenneth P. Hahn            and Treasurer (Principal
                           Financial and Accounting Officer)

/s/ Nicholas C. Babson     Director                             March 28, 2001
Nicholas C. Babson

/s/ Thomas J. Boldt        Director                             March 28, 2001
Thomas J. Boldt

/s/ Fred M. Butler         Director                             March 28, 2001
Fred M. Butler

/s/ John T. Byrnes         Director                             March 28, 2001
John T. Byrnes

/s/ Richard J. Fotsch      Director                             March 28, 2001
Richard J. Fotsch

/s/ William P. Killian     Director                             March 28, 2001
William P. Killian

/s/ John W. Splude         Director                             March 28, 2001
John W. Splude

/s/ Dr. Hermann Viets      Director                             March 28, 2001
Dr. Hermann Viets


                         GEHL COMPANY

                INDEX TO FINANCIAL STATEMENTS AND

                 FINANCIAL STATEMENT SCHEDULES


                                                            Page(s) in
                                                          Annual Report*

The following documents are filed as
part of this report:
   (1)    Financial Statements:
          Report of Independent Accountants                             11
          Consolidated Balance Sheets at
            December 31, 2000 and 1999                                  18
          Consolidated Statements of Income
            for the three years ended
            December 31, 2000                                           19
          Consolidated Statements of
            Shareholders' Equity for the
            three years ended December 31, 2000                         19
          Consolidated Statements of Cash
            Flows for the three years ended
            December 31, 2000                                           20
          Notes to Consolidated Financial
            Statements                                               21-27

* Incorporated by reference from the indicated pages of the Gehl Company 2000 Annual Report to Shareholders.

                                 Page in
                                Form 10-K


   (2)    Financial Statement Schedule:
          Report of Independent Accountants
            on Financial Statement Schedule                            16
          For the three years ended
            December 31, 2000 --
              Schedule II - Valuation and Qualifying Accounts          17


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Gehl Company:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2001 appearing in the 2000 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Pricewaterhousecoopers LLP
Milwaukee, Wisconsin
February 12, 2001


                         GEHL COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

 Period           Description     Balance at  Charged   Deductions  Balance
                                  Beginning   to Costs              at End of
                                   of Year    and                   Year
                                              Expenses
  Year Ended
   December 31,
   1998
                  Allowance for
                   Doubtful
                   Accounts-Trade
                   Receivables           $993     $383         $71      $1,305

                  Returns and
                   Dealer Discounts     1,848    3,644       3,243       2,249

                  Product
                   Discontinuance         317    (243)          74           -
                                       ------   ------      ------      ------
                  Total                $3,158   $3,784      $3,388      $3,554
                                       ======   ======      ======      ======
                  Allowances of
                   Doubtful
                   Accounts -
                   Retail
                   Contracts . .       $  883   $  280     $   170      $  993
                                       ======   ======     =======      ======
                  Inventory
                   Obsolescence
                   Reserve . . .       $1,599   $  722     $   613      $1,708
                                       ======   ======     =======      ======
                  Income Tax
                   Valuation
                   Allowance . .       $  967   $    -     $   113      $  854
                                       ======   ======     =======      ======
 Year Ended
   December 31,
   1999
                  Allowance for
                   Doubtful
                   Accounts-Trade
                   Receivables .       $1,305   $  557     $   175      $1,687

                  Returns and
                   Dealer
                   Discounts            2,249    5,075       4,563       2,761
                                       ------   ------      ------      ------
                  Total                $3,554   $5,632      $4,738      $4,448
                                       ======   ======      ======      ======
                  Allowances of
                   Doubtful
                   Accounts -
                   Retail
                   Contracts . .       $  993   $  810      $  299      $1,504
                                       ======   ======      ======      ======
                  Inventory
                   Obsolescence
                   Reserve . . .       $1,708   $  647      $  613      $1,742
                                       ======   ======      ======      ======
                  Income Tax
                   Valuation
                   Allowance. .        $  854   $    -      $  308      $  546
                                       ======   ======      ======      ======
 Year Ended
   December 31,
   2000
                  Allowance for
                   Doubtful
                   Accounts-Trade
                   Receivables .       $1,687   $  540      $  363      $1,864

                  Returns and
                  Dealer Discounts      2,761    3,385       3,487       2,659
                                       ------   ------      ------      ------
                  Total                $4,448   $3,925      $3,850      $4,523
                                       ======   ======      ======      ======
                  Allowances of
                   Doubtful
                   Accounts -
                   Retail
                   Contracts . .       $1,504   $  705     $   248      $1,961
                                       ======   ======     =======      ======
                  Inventory
                   Obsolescence
                   Reserve  . . .      $1,742   $  900     $   638      $2,004
                                       ======   ======     =======      ======

                  Income Tax
                   Valuation
                   Allowance . .       $  546   $   48     $    22      $  572
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

(3.2)     By-laws of Gehl Company, as amended [Incorporated by reference to
          Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998]

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2) First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp. and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4) Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996 [Incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.5) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 17, 1997]

(4.6) Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7) Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8) Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9) Eighth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of December 30, 1999 [Incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999]

(4.10) Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Finance Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 20, 2000 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(4.11) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.12) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

(4.13) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(4.14) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.15) Rights Agreement, dated as of May 28, 1997, between Gehl Company and Firstar Bank Milwaukee N.A.(as successor to Firstar Trust Company) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.16) Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.17) Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.18) Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.19) Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.20) Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota, and Gehl Company, dated September 8, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.21) Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.22) Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Moore, Mulcahy and Semler [Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.2)* Gehl Company Director Stock Grant Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)* Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 19, 1997 [Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(10.4)* Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of April 19, 2000 [Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.5)* Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-k for the year ended December 31, 1995]

(10.6)* Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.7)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.8)* Gehl Savings Plan, as amended and restated executed March 17, 1997 [Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(10.9)* Gehl Company Retirement Income Plan "B", as amended [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(10.10)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.11)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to Exhibit
          4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.12)* Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.13)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.15)* Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.16)* Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.17)* Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.18)* Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Mulcahy and Semler [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.19)* Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.20) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.21) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit
          10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.22) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to
          Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 2000 Annual Report to Shareholders that are incorporated by reference herein

(21) Subsidiaries of Gehl Company [Incorporated by reference to Exhibit 21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1998]

(23)      Consent of PricewaterhouseCoopers LLP

(99) Proxy Statement for 2001 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2001 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)
__________________
* A management contract or compensatory plan or arrangement.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.