Form 10-K405/A
period 2000-12-31
GEHL CO
filed 2001-04-30
CIK 856386

FORM 10-K/A

                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from __ to __

                         Commission file number 0-18110

                                  Gehl Company
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                       39-0300430
     ---------------------------------------                 ------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)


     143 Water Street, West Bend, WI                               53095
     ---------------------------------------                 ------------------
     (Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code (262) 334-9461

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                   ------------------------------------------
                                (Title of class)

                       Rights to Purchase Preferred Shares
                -------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X            No
    -----            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         Aggregate market value of voting stock held by non-affiliates of the registrant: $77,261,479 at March 31, 2001.

         Number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2001:

                     Class                           Shares Outstanding
           ----------------------------              ------------------
           Common Stock, $.10 Par Value                   5,335,668

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         The undersigned Registrant hereby amends Items 10 through 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to provide in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS OF THE COMPANY

         The Company's By-laws provide that the directors shall be divided into three classes, with staggered terms of three years each. The following sets forth certain information, as of March 31, 2001, about each of the Company's directors.

Nicholas C. Babson, 54, is President of Babson Holdings, Inc. (an investment management company). Prior to assuming this position, Mr. Babson was Chairman of the Board and President from 1984 and Chairman and Chief Executive Officer from 1996 of Babson Bros. Co. (a global manufacturer and distributor of dairy equipment and consumable supplies) until his retirement from that company in 1999. Mr. Babson has served as a director of the Company since 1999. Mr. Babson is also a director of Center Point Properties Trust (a real estate investment trust investing in industrial real estate primarily in the Chicago area), a trustee of the Farm Foundation (an association of agricultural educators, economists and business leaders) and a Regent of the University of the South, Sewanee, Tennessee. Mr. Babson's current term as a director expires at the 2002 annual meeting of shareholders.

Thomas J. Boldt, 48, has served as President of The Boldt Group, Inc. (a holding company with subsidiaries involved in general construction, program and construction management and real estate development) since 1988. Mr. Boldt held various management positions with various subsidiaries of The Boldt Group, Inc. from 1976 to 1988. Mr. Boldt has served as a director of the Company since 1996. Mr. Boldt is also a director of M&I Bank, Fox Valley (a national bank) and Wisconsin Manufacturers and Commerce (a business association promoting the improvement of the economic climate of the State of Wisconsin) and a Regent of St. Olaf College. Mr. Boldt's current term as a director expires at the 2002 annual meeting of shareholders.

Fred M. Butler, 66, was President and Chief Executive Officer of The Manitowoc Company, Inc. (a manufacturer of cranes, commercial ice cube machines and ships) from 1990 until his retirement in 1998. Mr. Butler has served as a director of the Company since 1995. Mr. Butler's current term as a director expires at the 2001 annual meeting of shareholders.

John T. Byrnes, 54, has served as Chairman and Chief Executive Officer of Mason Wells, Inc. (a Milwaukee, Wisconsin - based private equity investment firm) since May, 1998. Mr. Byrnes was President and a director of M&I Capital Markets Group (the private equity arm of the Marshall & Ilsley Corporation) from 1985 to 1998. Mr. Byrnes has served as a director of the Company since 1999. Mr. Byrnes is also a director of numerous private companies, a director of the Wisconsin Technology Council, and a trustee of the Medical College of Wisconsin Research Foundation (a technology transfer agent for the Medical College of Wisconsin). Mr. Byrnes' current term as a director expires at the 2003 annual meeting of shareholders.

Richard J. Fotsch, 45, has served as Senior Vice President and General Manager of Briggs & Stratton Corporation (the world's largest manufacturer of air cooled gasoline engines for the outdoor power equipment industry) since 1999. Mr. Fotsch has served as a Senior Vice President since 1997 and held management positions with various divisions of Briggs & Stratton Corporation from 1983 to 1997. Mr. Fotsch has served as a director of the Company since 2000. Mr. Fotsch is a member of the Dean's Advisory Council for the College of Engineering of Marquette University. Mr. Fotsch's current term as a director expires at the 2003 annual meeting of shareholders.

William D. Gehl, 54, has served as Chairman since April, 1996 and as President and Chief Executive Officer of the Company since November, 1992. From January, 1990 until joining the Company, Mr. Gehl was Executive Vice President, Chief Operating Officer, General Counsel and Secretary of The Ziegler Companies, Inc. (a financial services holding company). Mr. Gehl held various management positions with The Ziegler Companies from 1978 to 1990. Mr. Gehl has served as a director of the Company since 1987. Mr. Gehl is also a director and past Chairman of the Board of the Equipment Manufacturers Institute (a Chicago-based trade association of agricultural and construction equipment manufacturers) and a director of West Bend Savings Bank (a state financial institution), Wisconsin Manufacturers and Commerce (a business association promoting the improvement of the economic climate of the State of Wisconsin), the Associated Equipment Dealers Foundation (a national foundation promoting the education and training of equipment dealer personnel), Mason Wells, Inc. (a Milwaukee, Wisconsin-based private equity investment firm) and ASTEC Industries, Inc. (a manufacturer of road building related machinery). Mr. Gehl is a member of the Florida and Wisconsin Bar Associations. Mr. Gehl's current term as a director expires at the 2001 annual meeting of shareholders.

William P. Killian, 66, served as Vice President, Corporate Development and Strategy, of Johnson Controls, Inc. (a global market leader in automotive systems and building controls) from 1987 until his retirement from that position in 2000. Mr. Killian has served as a director of the Company since 1996. Mr. Killian is also a director and President Emeritus of the Association for Corporate Growth International (a professional organization comprised of individuals interested in corporate growth and mergers and acquisitions), a director of Aqua-Chem, Inc. (a manufacturer of industrial boilers and water purification equipment) and a director of Premix, Inc. (a manufacturer of composite materials). Mr. Killian's current term as a director expires at the 2002 annual meeting of shareholders.

John W. Splude, 55, has served as Chairman, President and Chief Executive Officer of HK Systems, Inc. (an integrator of material handling systems and a provider of supply chain software solutions) since October, 1993. Mr. Splude has served as a director of the Company since 1995. Mr. Splude is also a member of the Material Handling Institute Board of Governors (a trade association of material handling equipment manufacturers), a director of Firstar Bank of Wisconsin (a national bank) and a Regent of the Milwaukee School of Engineering. Mr. Splude's current term as a director expires at the 2001 annual meeting of shareholders.

Dr. Hermann Viets, 58, has served as President and Chief Executive Officer of the Milwaukee School of Engineering (a university located in Milwaukee, Wisconsin focused primarily on engineering education) since 1991. Dr. Viets has served as a director of the Company since 1999. Dr. Viets is also a director of Astro Med, Inc. (an electronic equipment manufacturer), Milwaukee County Research Park Corp. (an organization responsible for the development of a high technology industrial park in western Milwaukee County) and Competitive Wisconsin, Inc. (an association of business, education and labor leaders promoting the State of Wisconsin) and is a member of the Greater Milwaukee Committee (an organization of civic leaders promoting the economic development and social improvement of the City of Milwaukee). Dr. Viets' current term as a director expires at the 2003 annual meeting of shareholders.

         EXECUTIVE OFFICERS OF THE COMPANY

         The information required by Item 10 relating to the executive officers is set forth in Part I of this Annual Report on Form 10-K.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports with the Securities and Exchange Commission regarding their ownership of the Company's stock and any changes in such ownership. Based upon the Company's review of copies of these reports and certifications given to the Company by such persons, the Company believes that during 2000 the executive officers and directors of the Company have complied with the Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS

         Directors who are officers or employees of the Company receive no compensation as such for service as members of the Board or committees thereof. Non-employee directors receive an annual retainer fee of $13,000 ($5,000 of which is payable in Common Stock), plus a fee of $1,000 for each Board meeting and a fee of $750 ($1,000 for the committee chairman) for each committee meeting attended.

         In addition to the compensation described above, each of Messrs. Babson, Boldt, Butler, Byrnes, Fotsch, Killian, Splude and Viets automatically received an option to purchase 2,000 shares of Common Stock at a per share exercise price of $18.4375 on April 21, 2000 in accordance with the terms of the Gehl Company 2000 Equity Incentive Plan (the "2000 Plan"). Under the 2000 Plan, each non-employee director (if he continues to serve in such capacity) will, on the day after the annual meeting of shareholders in each year, automatically be granted an option to purchase 2,000 shares of Common Stock. Options granted to non-employee directors under the 2000 Plan have a per share exercise price equal to 100% of the market value of a share of Common Stock on the date of grant and become exercisable ratably over the three-year period following the date of grant, except that if the non-employee director ceases to be a director by reason of death, disability or retirement within three years after the date of grant or in the event of a "change of control of the Company" (as defined in the 2000 Plan) within three years after the date of grant, the option will become immediately exercisable in full. Options granted to non-employee directors terminate on the earlier of (a) ten years after the date of grant or (b) twelve months after the non-employee director ceases to be a director of the Company.

         COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain information regarding compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the three other executive officers of the Company whose salary and bonus in fiscal 2000 exceeded $100,000. The executive officers named in the table below are sometimes referred to herein as the "named executive officers."

                                                     SUMMARY COMPENSATION TABLE
                                                                           Long Term Compensation
                                                                           ----------------------
                                                        Annual
                                                     Compensation         Awards       Payouts
                                                     ------------         ------       --------
                                                                        Securities
Name and                                          Salary      Bonus     Underlying         LTIP             All Other
Principal Position                       Year       ($)      ($)(a)       Options     Payouts ($)(b)     Compensation($)
------------------                       ----       ---      ------       -------     --------------     ---------------
William D. Gehl                          2000      374,000        ---         60,000              ---       15,762    (c)
  Chairman, President and                1999      349,000    231,070         30,000           24,513       12,404
  Chief Executive Officer                1998      300,000    166,450         25,000           20,320       10,391

Malcolm F. Moore (d)                     2000      259,420        ---         50,000              ---       11,628    (e)
  Executive Vice President and           1999       91,346     51,578         25,000              ---        1,074
  Chief Operating Officer

Kenneth P. Hahn                          2000      139,892        ---         25,000              ---        7,849    (f)
  Vice President of Finance,             1999      125,620     48,463         10,000            6,050        6,204
  Treasurer and Chief Financial          1998      114,400     44,431          7,500            4,684        5,346
  Officer

Michael J. Mulcahy                       2000      119,807        ---         10,000              ---        6,325    (g)
  Vice President, Secretary              1999      106,556     35,223          5,000            5,243        5,167
  and General Counsel                    1998       98,800     32,891          5,000            4,614        4,968

---------------------

(a)  The amounts shown in this column do not include bonus amounts in excess of target which are credited to a "bonus bank" maintained for each of the named executive officers. Such bonus amounts in the bonus bank for each of the named executive officers would be paid out over time, but remain "at risk" and subject to loss pursuant to the
     Company's "Shareholder Value Added" plan.

(b)  The amounts shown in this column include payments out of the "bonus bank" for each of the named executive officers paid pursuant to the Company's "Shareholder Value Added" plan.

(c)  Includes for 2000 (i) $7,418 in life insurance premiums paid by the Company, (ii) $3,094 in long-term disability insurance premiums paid by the Company and (iii) a matching contribution of $5,250 under the Gehl Savings Plan, a
     401(k) Plan.

(d)  Mr. Moore became Executive Vice President and Chief Operating Officer of the Company on August 16, 1999.

(e)  Includes for 2000 (i) $4,296 in life insurance premiums paid by the Company, (ii) $3,082 in long-term disability insurance premiums paid by the Company and (iii) a matching contribution of $5,250 under the Gehl Savings Plan, a
     401(k) Plan.

(f)  Includes for 2000 (i) $923 in life insurance premiums paid by the Company, (ii) $1,727 in long-term disability insurance premiums paid by the Company and (iii) a matching contribution of $5,199 under the Gehl Savings Plan, a
     401(k) Plan.

(g)  Includes for 2000 (i) $601 in life insurance premiums paid by the Company, (ii) $1,787 in long-term disability insurance premiums paid by the Company and (iii) a matching contribution of $3,937 under the Gehl Savings Plan, a
     401(k) Plan.

Stock Options

         The Company has in effect equity-based incentive plans pursuant to which options to purchase Common Stock may be granted to key employees (including executive officers) of the Company and its subsidiaries. The following table presents certain information as to grants of stock options made during fiscal 2000 to each of the named executive officers.

                                              Option Grants in 2000 Fiscal Year
                                                                                           Potential Realizable Value
                                                                                           At Assumed Annual Rates of
                                                                                           Stock Price Appreciation for
                             Individual Grants                                                     Option Term(2)
----------------------------------------------------------------------------               -----------------------------

                                              Percent of
                              Number of      Total Options
                             Securities       Granted to
                             Underlying      Employees in      Exercise or                      At 5%           At 10%
                               Options          Fiscal         Base Price     Expiration       Annual           Annual
           Name              Granted(1)          Year           ($/share)        Date        Growth Rate     Growth Rate
           ----              ----------          ----           ---------        ----        -----------     -----------
William D. Gehl.......        60,000             23.8%           $12.125       12/14/10       $457,500        $1,159,500

Malcolm F. Moore......        10,000              4.0%          $14.8125        8/15/10       $ 93,175        $  236,075
                              40,000             15.8%           $12.125       12/14/10       $305,000        $  773,000

Kenneth P. Hahn.......        25,000              9.9%           $12.125       12/14/10       $190,625        $  483,125

Michael J. Mulcahy....        10,000              4.0%           $12.125       12/14/10       $ 76,250        $  193,250

---------------------

(1)      The options reflected in the table for each of the named executive officers (which are non-qualified options for purposes of the Internal Revenue Code) were granted under the 2000 Plan and vest ratably over a three-year period from the date of grant. Vesting of the options will be accelerated in the event of the optionee's death or disability or in the event of a change in control of the Company.

(2)      This presentation is intended to disclose a potential value which would accrue to the optionee if the option were exercised the day before it would expire and if the per share value had appreciated at the compounded annual rate indicated in each column. The assumed rates of appreciation of 5% and 10% are prescribed by the rules of the
         Securities and Exchange Commission regarding disclosure of executive compensation. The assumed annual rates of appreciation are not intended to forecast possible future appreciation, if any, with respect to the price of the
         Common Stock.

         The following table sets forth information regarding the exercise of stock options by each of the named executive officers during the 2000 fiscal year and the fiscal year-end value of unexercised options held by the named executive officers.

                                            Aggregated Option Exercises in 2000 Fiscal Year
                                                                  And
                                                   Fiscal Year-End Option Values
                                                              Number of Securities               Value of Unexercised
                                Shares        Value         Underlying Unexercised             In-the-Money Options at
                             Acquired on     Realized      Options at Fiscal Year-End           Fiscal Year-End ($)(1)
                               Exercise       ($)(1)      Exercisable     Unexercisable       Exercisable     Unexercisable
                               --------       ------      -----------     -------------       -----------     -------------
Name
----
William D. Gehl.......           ---            ---         117,666           88,334            367,500           97,500

Malcolm F. Moore......           ---            ---           8,333           66,667                  0           65,000

Kenneth P. Hahn.......         6,500         41,250          30,833           34,167            107,660           40,625

Michael J. Mulcahy....         5,000         41,250          24,499           15,001            107,660           16,250

-----------------------------

(1)      The dollar values are calculated by determining the difference between the fair market value of the underlying
         Common Stock and the exercise price of the options at exercise or fiscal year-end, as the case may be.

Retirement Plan

         The Company maintains a defined benefit pension plan (the "Retirement Plan") to provide retirement benefits to certain employees, including the named executive officers. The following table estimates various annual benefits payable at age 65 to participants with the years of service and average compensation levels set forth below:

              Final                               Estimated Annual Benefits Payable at Age 65
              Annual                                For Indicated Years of Credited Service
             Average
           Compensation
           ------------
                                  5 Years    10 Years   15 Years     20 Years    25 Years    35+ Years
   $  75,000..................    $ 3,750      $7,500    $11,250      $15,000     $18,750      $26,250
     100,000..................      5,000      10,000     15,000       20,000      25,000       35,000
     130,000..................      6,500      13,000     19,500       26,000      32,500       45,500
     170,000..................      8,500      17,000     25,500       34,000      42,500       59,500

         A participant may elect one of several single life or joint and survivor annuity payment options which provide monthly retirement benefits calculated on an actuarial basis. Benefits under the Retirement Plan are not reduced by a participant's Social Security benefits. The Retirement Plan provides for reduced early retirement and pre-retirement benefits.

         Compensation covered by the Retirement Plan for each of the named executive officers is such person's salary as shown in the Summary Compensation Table subject to a $170,000 maximum as provided in the Internal Revenue Code. The number of years of credited service as of December 31, 2000 that will be recognized for Messrs. Gehl, Moore, Hahn and Mulcahy is 8.2 years, 1.3 years,
12.7 years and 25.6 years, respectively.

Supplemental Retirement Benefit Agreements

         The Company has entered into a supplemental retirement benefit agreement under which Mr. Gehl will receive a monthly retirement benefit for fifteen years. Under the agreement, the monthly benefit to be received by Mr. Gehl is computed by multiplying the percentage by which benefits have vested by an amount equal to 60% of average monthly compensation computed by reference to the base salary and cash bonus earned for the highest five calendar years within the last ten completed calendar years of service preceding termination, less any amounts Mr. Gehl would be entitled to receive under the Retirement Plan or pursuant to Social Security. The agreement provides for a pre-retirement death benefit consisting of ten annual payments in the amount of 40% of the average annual compensation computed by reference to the five highest annual base salaries and cash bonuses earned within the last ten calendar years preceding the date of death. Benefits vest under the agreement at a rate of 10% per year for the first four years of service with the Company and are deemed to be fully vested after five years. In the event there is a "change of control" of the Company, as defined in the supplemental retirement benefit agreement, or in the event of the executive's disability, benefits become 100% vested. Mr. Gehl is fully vested under his agreement. In the event of a "change of control" of the Company, the present value of the benefit is payable in a lump sum. The supplemental retirement benefit agreement also contains a covenant not to compete which covers Mr. Gehl for a two-year period following his termination of employment. Failure to comply with such provisions will result in a forfeiture of benefits under the agreement.

         The Company has also entered into supplemental retirement benefit agreements under which Messrs. Moore, Hahn and Mulcahy will receive a monthly retirement benefit for fifteen years. Under the agreements, the monthly benefit to be received by each of Messrs. Moore, Hahn and Mulcahy is computed by multiplying a vesting percentage by the product of (i) the average monthly compensation computed by reference to the base salary and cash bonus earned by the executive for the highest five calendar years within the last ten completed calendar years of service preceding termination and (ii) 30%. The supplemental retirement benefit agreements provide for a pre-retirement death benefit consisting of five annual payments in the amount of 40% of the average annual salary computed by reference to the highest base salaries and cash bonuses earned during a consecutive five-year period preceding the date of death. Benefits vest under the supplemental retirement benefit agreement at a rate of 10% per year for the first four years following execution and are deemed to be fully vested after five years. In the event there is a "change of control" of the Company as defined in the supplemental retirement benefit agreement, benefits become 100% vested and the present value of each benefit is payable in a lump sum. As of December 31, 2000, Mr. Moore had 1.3 years of credited service and Messrs. Hahn and Mulcahy were fully vested under their respective supplemental retirement benefit agreements. The supplemental retirement benefit agreements also contain a covenant not to compete which covers Messrs. Moore, Hahn and Mulcahy for a two-year period following termination of employment. Failure to comply with such provisions will result in a forfeiture of benefits under the agreements.

         Assuming full vesting, the estimated annual benefits payable to Messrs. Gehl, Moore, Hahn and Mulcahy under the supplemental retirement benefit agreements based upon their current compensation would be $224,400 (less any amounts Mr. Gehl would be entitled to receive under the Retirement Plan or pursuant to Social Security), $77,820, $41,964, and $35,940, respectively.

Employment Agreement

         The Company has an employment agreement with Mr. Gehl pursuant to which Mr. Gehl is to serve as the Chairman of the Board, President and Chief Executive Officer of the Company through December 31, 2001. During the term of his employment agreement, Mr. Gehl will be paid a minimum annual base salary of $350,000. The base salary paid to Mr. Gehl under his employment agreement will be reviewed at least annually by the Board or a committee thereof and may be increased or decreased at that time subject to the minimum base salary described above. Mr. Gehl's current base salary is $375,000.

         If, for any reason other than cause or Mr. Gehl's death or disability and other than in connection with a "change in control" of the Company (as defined in his agreement), the employment of Mr. Gehl is terminated before the term of employment has been completed, Mr. Gehl will be entitled to receive his base salary for one (1) full year from the date of termination as well as the opportunity to continue to participate in the Company's employee benefit plans for such period. Pursuant to his agreement, in the event of a change in control of the Company, the term of Mr. Gehl's employment will automatically be extended to a date which is two years after the change in control. In addition, upon the change in control, Mr. Gehl's unvested stock options shall immediately vest, the amounts he has outstanding under his "bonus bank" under the "Shareholder Value Added" plan will vest and become payable and any restrictions on any other benefits granted to Mr. Gehl shall terminate and those benefits shall become immediately exercisable or payable, as the case may be. In the event that during the two-year period following a change in control the Company terminates Mr. Gehl's employment (other than for cause) or if Mr. Gehl terminates his employment for "good reason" (as defined in the employment agreement), including as a result of significant changes in his working conditions or status without his consent, Mr. Gehl will receive all accrued but unpaid benefits to the date of his termination plus a lump-sum termination payment equal to three times the sum of his current base salary and the highest bonus he earned during the preceding five years. Mr. Gehl's agreement also provides that he will receive family medical benefits for two years following his termination. Mr. Gehl's employment agreement also provides the benefits described above in connection with certain terminations which are effected in anticipation of a change in control. The foregoing termination payment and other benefits may be reduced to the extent necessary to avoid an "excess parachute payment" under the Internal Revenue Code, but only if such reduction would result in a greater after-tax benefit to Mr. Gehl. Under the terms of his employment agreement, Mr. Gehl is also entitled to receive, among other benefits, an annual cash bonus and certain life insurance coverage. Under his employment agreement, Mr. Gehl is subject to a covenant not to compete following termination of his employment with the Company.

Severance Agreements

         The Company has in effect severance agreements with each of Messrs. Moore, Hahn and Mulcahy. Pursuant to the terms of their respective severance agreements, in the event of a "change in control" of the Company (as defined in the agreements), Messrs. Moore, Hahn and Mulcahy will be granted two-year employment terms with the Company and will be entitled to such base salaries, bonus opportunities and other benefits substantially equivalent to those to which they were entitled immediately prior to the change in control. In addition, upon the change in control, their unvested stock options will automatically vest and the amounts they have outstanding under their respective "bonus bank" under the "Shareholder Value Added" plan will become payable immediately. If, during the two-year employment period following a change in control, the Company terminates the executive officer's employment (other than for cause) or if the officer terminates his employment for "good reason" (as defined in the severance agreements), including as a result of significant changes in the executive officer's working conditions or status without his consent, the officer will receive all accrued but unpaid benefits to the date of termination plus a lump-sum termination payment equal to two times the sum of his current base salary as well as family medical benefits for two years. The severance agreements also provide that the benefits described above may be payable in connection with certain terminations which are effected in anticipation of a change in control. In addition, the severance agreements provide that if the executive officer's employment is involuntarily terminated by the Company other than for cause or upon the officer's death or disability and other than in connection with a change in control, the officer will be entitled to receive his base salary for one (1) full year from the date of termination as well as the opportunity to continue to participate in the Company's employee benefit plans for such period. The foregoing termination and other benefits may be reduced to the extent necessary to avoid an "excess parachute payment" under the Internal Revenue Code, but only if such reduction would result in a greater after-tax benefit to the executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management

         The following table sets forth certain information, as of March 31, 2001, regarding beneficial ownership of Common Stock by each director, each of the executive officers named in the Summary Compensation Table set forth below and all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all of the persons listed below have sole voting and investment power over the shares of Common Stock identified as beneficially owned.

           Name of Individual
           Or Number in Group                      Shares of
           ------------------                       Common
                                               Stock Beneficially   Percent of
                                                   Owned (1)           Class
                                                   ---------           -----

William D. Gehl.................................      216,896           3.98%
Nicholas C. Babson..............................        3,530               *
Thomas J. Boldt.................................       10,145               *
Fred M. Butler..................................       11,563               *
John T. Byrnes..................................        6,044               *
Richard J. Fotsch...............................        3,030               *
William P. Killian..............................       10,145 (2)           *
John W. Splude..................................        9,445               *
Hermann Viets...................................        4,530               *
Malcolm F. Moore................................        9,333               *
Kenneth P. Hahn.................................       37,501               *
Michael J. Mulcahy..............................       31,952               *

All directors and executive officers as group
(14 persons)....................................      380,775           6.83%

-----------------------
* The amount shown is less than 1% of the outstanding shares.

(1) Includes shares subject to exercisable options as of March 31, 2001, and options exercisable within 60 days of such date, as follows: Mr. Gehl, 117,666 shares; Mr. Babson, 1,999 shares; Mr. Boldt, 7,999 shares; Mr. Butler, 7,999 shares; Mr. Byrnes, 666 shares; Mr. Fotsch, 666 shares; Mr. Killian, 7,999 shares; Mr. Splude, 7,999 shares; Dr. Viets, 1,999 shares; Mr. Hahn, 30,833 shares; Mr. Moore, 8,333 shares, Mr. Mulcahy, 24,499 shares; and all directors and executive officers as a group, 239,156 shares.

(2) Includes shares held by the Killian Family Trust for which Mr. Killian serves as Trustee.

Other Beneficial Owners

         The following table sets forth certain information regarding beneficial ownership by the only other persons known to the Company to own more than 5% of the outstanding Common Stock. The beneficial ownership information set forth below has been reported in filings made by the beneficial owners with the Securities and Exchange Commission.

                                                       Amount and Nature of
                                                       Beneficial Ownership

                                      --------------------------------------------------------
                                       Voting Power          Investment Power
Name and Address                       ------------          ----------------
of Beneficial Owner                  Sole      Shared        Sole      Shared     Aggregate     Percent of Class
-------------------                  ----      ------        ----      ------     ---------     ----------------
FMR Corp.
82 Devonshire Street
Boston, MA 02109.............          -0-        -0-      635,000       -0-       635,000           11.90%

Dimensional Fund
  Advisors Inc.
1299 Ocean Avenue
Santa Monica, CA 90401.......      466,424        -0-      466,424       -0-       466,424           8.74%

Newcastle Focus Fund II,
L.P., et al.(1)
200 Crescent Court
Suite 670
Dallas, TX  75201                  346,000        -0-      346,000       -0-       346,000           6.48%

Heartland Advisors, Inc. (2)
789 North Water Street
Milwaukee, WI 53202..........      330,400        -0-      330,400       -0-       330,400           6.19%

Neuson AG (3)
Haidfeldstrasse 37
4060 Leonding, Austria.......      303,650        -0-      303,650       -0-       303,650           5.69%

(1)  Represents a joint filing by the following individuals and entities: Newcastle Focus Fund II, L.P.,
     Newcastle Partners, L.P., Mark E. Schwarz, CIC Equity Partners, Ltd., Paul DeRobbio, Harold C. Simmons,
     John (Pete) A. Bricker, Jr. and the Gehl Shareholder Value Committee.

(2)  Represents a joint filing by Heartland Advisors, Inc. and its President and Chief Executive Officer,
     William J. Nasgovitz.

(3)  Represents a joint filing by Neuson AG and its two shareholders, Baumaschinen AG and PIN Privatstiftung.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or related transactions to be reported pursuant to this item.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GEHL COMPANY

Dated April 30, 2001                    By: /s/ Kenneth P. Hahn
                                            ---------------------
                                            Kenneth P. Hahn
                                            Vice President of Finance and
                                            Treasurer (Principal Financial and
                                            Accounting Officer)