Form 10-Q
period 2001-03-31
GEHL CO
filed 2001-05-15
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to  ..................

                         Commission file number 0-18110

                                  GEHL COMPANY
                   ------------------------------------------

               Wisconsin                                      39-0300430
    -------------------------------                       -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    143 Water Street, West Bend, WI                              53095
---------------------------------------                        ----------
(Address of principal executive office)                        (Zip code)


                                 (262) 334-9461
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X           No
                           -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at March 31, 2001
     ----------------------------            -----------------------------
     Common Stock, $.10 Par Value                       5,335,668

                                  GEHL COMPANY

                                    FORM 10-Q

                                 March 31, 2001

                                  REPORT INDEX

                                                                        Page No.

PART I. -  FINANCIAL INFORMATION:

Item 1.    Financial Statements
           Condensed Consolidated Statements of Income for the
            Three-Month Periods Ended March 31, 2001 and
            April 1, 2000 .....................................................3

           Condensed Consolidated Balance Sheets at March 31, 2001,
            December 31, 2000, and April 1, 2000 ..............................4

           Condensed Consolidated Statements of Cash Flows for
            the Three-Month Periods Ended March 31, 2001 and
            April 1, 2000 .....................................................5

           Notes to Condensed Consolidated Financial Statements ...............6

Item 2.    Management's Discussion and Analysis of Results of
            Operations and Financial Condition ................................8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ........11

PART II. - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K ..................................12

SIGNATURES ...................................................................13

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                        Three Months Ended
                                                   March 31,          April 1,
                                                     2001               2000
                                                   ---------          --------

NET SALES                                          $  63,716          $ 72,054
  Cost of goods sold                                  47,489            52,772
                                                   ---------          --------

GROSS PROFIT                                          16,227            19,282
  Selling, general and administrative expenses        12,752            11,744
                                                   ---------          --------

INCOME FROM OPERATIONS                                 3,475             7,538

  Interest expense                                    (1,196)             (873)
  Interest income                                        529               380
  Other expense, net                                  (1,231)             (785)
                                                   ---------          --------

INCOME BEFORE INCOME TAXES                             1,577             6,260
  Income tax provision                                   552             2,191
                                                   ---------          --------

NET INCOME                                         $   1,025          $  4,069
                                                   =========          ========


EARNINGS PER SHARE
  Diluted                                          $     .19          $    .70
                                                   =========          ========

  Basic                                            $     .19          $    .73
                                                   =========          ========



    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                         March 31,    December 31,    April 1,
                                           2001          2000           2000
                                        (Unaudited)    (Audited)     (Unaudited)
                                        -----------   ------------   -----------
ASSETS
 Cash                                   $    3,839     $    2,590    $    3,254
 Accounts receivable - net                  84,109         69,546        86,190
 Finance contracts receivable - net          9,969         16,549        13,364
 Inventories                                44,606         45,598        42,219
 Deferred tax assets                         8,078          8,078         8,431
 Other current assets                        1,329            636           557
                                        ----------     ----------    ----------
  Total Current Assets                     151,930        142,997       154,015
                                        ----------     ----------    ----------

 Property, plant and equipment - net        46,025         46,172        38,809
 Finance contracts receivable - net,
  non-current                                6,484          9,967         8,041
 Intangible assets                          12,923         13,086        15,521
 Other assets                               10,297         10,496         8,205
                                        ----------     ----------    ----------
TOTAL ASSETS                            $  227,659     $  222,718    $  224,591
                                        ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt
  obligations                           $      168     $      187    $      427
 Accounts payable                           31,424         26,645        29,536
 Accrued liabilities                        24,222         23,195        31,941
                                        ----------     ----------    ----------
  Total Current Liabilities                 55,814         50,027        61,904
                                        ----------     ----------    ----------

 Line of credit facility                    49,699         51,608        44,117
 Long-term debt obligations                  9,184          9,277         9,010
 Deferred income taxes                       5,096          5,096         3,949
 Other long-term liabilities                 3,773          3,692         5,976
                                        ----------     ----------    ----------
  Total Long-Term Liabilities               67,752         69,673        63,052
                                        ----------     ----------    ----------

 Common stock, $.10 par value,
  25,000,000 shares authorized,
  5,335,668, 5,330,500 and 5,567,402
  shares outstanding, respectively             534            533           557
 Preferred stock, $.10 par value
  2,000,000 shares authorized,
  250,000 shares designated as Series
  A Preferred Stock, no shares issued            -              -             -
 Capital in excess of par                    6,544          6,495         9,444
 Retained earnings                          97,149         96,124        90,537
 Accumulated other comprehensive loss         (134)          (134)         (903)
                                        ----------     ----------    ----------
  Total Shareholders' Equity               104,093        103,018        99,635
                                        ----------     ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $  227,659     $  222,718    $  224,591
                                        ==========     ==========    ==========



    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                           Three Months Ended
                                                         March 31,     April 1,
                                                           2001          2000
                                                         ---------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                              $  1,025      $  4,069
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation                                              1,237         1,250
  Amortization                                                175           199
  Proceeds from sales of finance contracts                 28,407        14,796
  Increase in finance contracts receivable                (19,577)      (17,681)
  Cost of sales of finance contracts                        1,233           865
  Net changes in remaining working capital items           (8,458)      (19,001)
                                                         --------      --------
   Net cash provided by (used for) operating
    activities                                              4,042       (15,503)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net              (1,090)       (3,031)
 Other assets                                                 187           113
                                                         --------      --------
  Net cash used for investing activities                     (903)       (2,918)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Repayment of) proceeds from line of credit
  facility, net                                            (1,909)       22,079
 Proceeds from issuance of common stock                        50           273
 Treasury stock purchases                                       -        (2,131)
 Other                                                        (31)          444
                                                         --------      --------
  Net cash (used for) provided by financing
   activities                                              (1,890)       20,665
                                                         --------      --------

 Net increase in cash                                       1,249         2,244
 Cash, beginning of period                                  2,590         1,010
                                                         --------      --------

 Cash, end of period                                     $  3,839      $  3,254
                                                         ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for the following:
    Interest                                             $  1,232      $    743
    Income Taxes                                         $    130      $    886



    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three-month periods ended March 31, 2001 and April 1, 2000 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, as filed with the Securities and Exchange Commission.

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

NOTE 3 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                              March 31, 2001   December 31, 2000   April 1, 2000
                              --------------   -----------------   -------------

Raw materials and supplies      $  18,093         $    17,689        $  17,741
Work-in-process                     5,888               4,995            5,655
Finished machines and parts        40,236              42,525           38,018
                                ---------         -----------        ---------

Total current cost value           64,217              65,209           61,414
Adjustment to LIFO basis          (19,611)            (19,611)         (19,195)
                                ---------         -----------        ---------

                                $  44,606         $    45,598        $  42,219
                                =========         ===========        =========

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities," which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. The statement as amended by SFAS Nos. 137 and 138, became effective January 1, 2001 for the Company. Due to the Company's limited use of derivative instruments, the adoption of this statement did not materially affect the Company's financial condition or results of operations.

NOTE 5 - EARNINGS PER SHARE AND COMPREHENSIVE INCOME

     Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options.

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

                                    March 31, 2001       April 1, 2000
                                    --------------       -------------
Basic shares                             5,333               5,599
Effect of options                          154                 191
                                         -----               -----
Diluted shares                           5,487               5,790
                                         =====               =====

     Accumulated other comprehensive loss is comprised entirely of minimum pension liability adjustments. Comprehensive income equaled net income for the three months ended March 31, 2001 and April 1, 2000, as the minimum pension liability amount did not change from the respective prior year-end amount.

NOTE 6 - BUSINESS SEGMENTS

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                                    March 31, 2001       April 1, 2000
                                    --------------       -------------
Net Sales:
  Construction                         $ 32,366             $ 41,071
  Agricultural                           31,350               30,983
                                       --------             --------
    Consolidated                       $ 63,716             $ 72,054
                                       ========             ========

Income from Operations:
  Construction                         $    878             $  4,320
  Agricultural                            2,597                3,218
                                       --------             --------
    Consolidated                       $  3,475             $  7,538
                                       ========             ========

NOTE 7 - STOCK REPURCHASES

     In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to 325,000 shares of the Company's outstanding common stock. This authorization expired as of March 31, 2001 with 271,900 shares being repurchased on the open market at an aggregate cost of $3.8 million. No shares were repurchased in the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000

     Net sales for the first quarter of 2001 were $63.7 million which compares with $72.1 million in the comparable period of 2000. Construction equipment net sales were $32.4 million in the first quarter of 2001, versus $41.1 million in the first quarter of 2000. Construction equipment sales and industry markets both continued to be unfavorably affected by factors that impacted the second half of 2000, including a soft housing market, low rental rates on equipment, especially of telescopic handlers, a weak Euro and generally depressed market demand for light construction equipment. Offsetting these adverse macroeconomic conditions, progress was made during the first quarter on several key construction business initiatives, including introducing mini-loaders to construction dealers and a new 12-ton excavator to Gehl and Mustang dealers. The Company also began shipment of four new skid loader models for Gehl and Mustang dealers, which are being favorably received by the market.

     Milk prices continued at low levels while fuel costs remained high throughout the first quarter of 2001, creating a challenging environment for agricultural equipment customers. Despite unsettled market conditions, sales of Gehl agricultural equipment in the first quarter of 2001 increased one percent over the year-ago period to $31.3 million. The increase was primarily a result of favorable market acceptance of the Company's new round baler product line and new Agri-Loader telescopic handler products designed exclusively for the agricultural market, as well as sales to traditional agricultural dealers of the Company's compact excavator and mini-loader products, which were not available to these dealers in the comparable period of 2000.

     Of the Company's total net sales reported for the first quarter of 2001, $7.5 million were made outside of the United States compared with $10.8 million in the comparable period of 2000. The decrease in export sales was due primarily to a reduction in shipments to Europe as a result of a decrease in the value of the Euro versus the U.S. dollar.

     Gross profit decreased $3 million, or 16%, during the first quarter of 2001 versus the comparable period of 2000, due primarily to decreased sales volume. Gross profit as a percent of net sales was 25.5% for the first quarter of 2001 versus 26.8% in the comparable period of 2000. Gross profit as a percent of net sales for construction equipment was 21.8% in the first quarter of 2001 compared with 25.0% for the first quarter of 2000. The decrease in construction equipment gross margin was the result of competitive market conditions, lower production levels, higher utility costs and a less favorable mix of product shipments. Gross profit as a percent of net sales for agricultural equipment increased to 29.3% in the first quarter of 2001 from 29.2% for the first quarter of 2000.

     Selling, general and administrative expenses were $12.7 million, or 20% of net sales in the first quarter of 2001, an increase from $11.7 million, or 16.3% of net sales, in the first quarter of 2000. To position the Company for future growth and market share expansion, Gehl continues to invest in revenue enhancing projects, such as improved parts distribution, new product development, ERP systems and the new web-enabled attachment distribution business. Such investments, combined with increased selling-related costs resulting from very competitive market conditions, as well as a lower level of sales, have contributed to the increased operating expenses as a percent of net sales.

     Income from operations in the first quarter of 2001 was $3.5 million, 54% lower than the $7.5 million for the first quarter of 2000.

     Interest expense increased $.3 million to $1.2 million in the first quarter of 2001 from $.9 million in the first quarter of 2000. The increase was a result of an increase in average debt outstanding to $57.3 million in the first quarter of 2001 versus $41.3 million in the first quarter of 2000, offset by a decrease in the average rate of interest paid by the Company to 7.9% in the first quarter of 2001 from 8.4% for the first quarter of 2000. The increase in average debt in the first quarter of 2001 versus the comparable period of 2000 was due primarily to capital expenditures for property, plant and equipment in 2000 and 2001 and the repurchase of Company stock in 2000.

     Other expense increased $.4 million, to $1.2 million in the first quarter of 2001 from $.8 million in the first quarter of 2000. This was primarily caused by increasing costs of sales of finance contracts due to selling $14.0 million more contracts in the first quarter of 2001 versus the comparable period in 2000.

     First quarter 2001 net income was $1.0 million versus $4.1 million in the first quarter of 2000. Diluted earnings were $.19 per share for the first quarter of 2001 versus $.70 per share in 2000.

Financial Condition

     The Company's working capital was $96.1 million at March 31, 2001, as compared to $93.0 million at December 31, 2000, and $92.1 million at April 1, 2000. The increase since December 31, 2000 was due primarily to seasonal increases in accounts receivable offset by decreases in finance contracts receivable and increases in accounts payable. The increase from April 1, 2000 in inventories was primarily related to the new compact excavator and mini-loader product lines.

     Capital expenditures for property, plant and equipment during the first quarter of 2001 were approximately $1.1 million. The Company plans to make up to $4 million in capital expenditures in 2001. The Company believes its present facilities will be sufficient to provide adequate capacity for its operations in 2001.

     As of March 31, 2001, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 7.1%. The Company had available unused borrowing capacity of $22.4 million, $20.2 million and $29.0 million under the line of credit facility at March 31, 2001, December 31, 2000, and April 1, 2000, respectively. At March 31, 2001, December 31, 2000, and April 1, 2000, the borrowings outstanding under the line of credit facility were $49.7 million, $51.6 million and $44.1 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At March 31, 2001, the Company serviced $148.8 million of such contracts, of which $130.3 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At March 31, 2001, shareholders' equity had increased $4.5 million to $104.1 million from $99.6 million at April 1, 2000. This increase primarily reflected the impact of the income earned from April 2, 2000 to March 31, 2001 offset by repurchases of Company stock.

     In March 2000, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to 325,000 shares of the Company's outstanding common stock. This authorization expired as of March 31, 2001 with 271,900 shares being repurchased on the open market at an aggregate cost of $3.8 million. No shares were repurchased in the quarter ended March 31, 2001.

Accounting Pronouncements

     In the first quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities," which was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. The statement as amended by SFAS Nos. 137 and 138, became effective January 1, 2001 for the Company. Due to the Company's limited use of derivative instruments, the adoption of this statement did not materially affect the Company's financial condition or results of operations.

Outlook

     The Company reiterated its previous guidance for the full year 2001. Gehl expects net sales to increase approximately 5% to 8% over 2000 levels to between $272 million and $280 million, and earnings to be in the range of $1.52 to $1.62 per diluted share. The Company also reiterated that it estimates that earnings for the second quarter of 2001 will be in the range of $.61 to $.67 per diluted share.

     On May 9, 2001, the Company announced that its Board of Directors will explore a full range of strategic alternatives to maximize value for all shareholders, including acquisitions, strategic alliances, divestitures, a leveraged buyout, a recapitalization and the potential sale of the Company. The Company retained the investment banking firm of Robert W. Baird & Co. to assist the Board in the strategic review process. The process is expected to take approximately 2 to 3 months.

Forward-Looking Statements

     Certain matters discussed in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets, projected sales and earnings, and the plans and objectives of management for future operations, are forward-looking statements. When used in this filing, words such as the Company "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forwarding-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, unanticipated changes in general economic and capital market conditions, the Company's ability to implement successfully its strategic initiatives, unanticipated issues associated with the Company's review of strategic alternatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2001 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There are no material changes to the information provided in response to this item as set forth in the Company's Form 10-K for the year ended December 31, 2000, as amended, as filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

     (a) Exhibits
         None

     (b) Reports on Form 8-K
         A Current Report on Form 8-K was filed by the Company on February 15, 2001 and a Form 8-K/A was filed on February 16, 2001 in connection with the Press Release and Letter to Shareholders of Gehl Company relating to 2000 year-end results and strategic initiatives.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GEHL COMPANY

Date:  May 15, 2001                        By: /s/ William D. Gehl
                                              ----------------------------------
                                               William D. Gehl
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Date:  May 15, 2001                        By: /s/ Kenneth P. Hahn
                                              ----------------------------------
                                               Kenneth P. Hahn
                                               Vice President of Finance,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial
                                               and Accounting Officer)