Form 10-Q
period 2001-06-30
GEHL CO
filed 2001-08-01
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to  ............

                         Commission file number 0-18110

                                  GEHL COMPANY
                           ---------------------------------

           Wisconsin                                       39-0300430
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
         or organization)                              Identification No.)

      143 Water Street, West Bend, WI                        53095
---------------------------------------------    -------------------------------
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

                        Yes   X           No
                           -------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at June 30, 2001
       ----------------------------            ----------------------------

       Common Stock, $.10 Par Value                     5,347,742

                                  GEHL COMPANY
                                  ------------

                                    FORM 10-Q

                                  June 30, 2001

                                  REPORT INDEX
                                  ------------
                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income for the Three- and
           Six-month Periods Ended June 30, 2001 and
           July 1, 2000...................................................... 3

         Condensed Consolidated Balance Sheets at June 30, 2001,
           December 31, 2000, and July 1, 2000............................... 4

         Condensed Consolidated Statements of Cash Flows for
           the Six-month Periods Ended June 30, 2001 and
           July 1, 2000...................................................... 5

         Notes to Condensed Consolidated Financial Statements................ 6

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition................................ 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........12

PART II. - OTHER INFORMATION:

Item 1.  Legal Proceeding ...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

SIGNATURES...................................................................15

                                      PART I - FINANCIAL INFORMATION
                                       Item 1. Financial Statements

                                      GEHL COMPANY AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands, except per share data; unaudited)

                                           Three Months Ended                     Six Months Ended
                                           ------------------                     ----------------
                                      June 30, 2001    July 1, 2000         June 30, 2001      July 1, 2000
                                      -------------    ------------         -------------      ------------
NET SALES                              $   77,363       $   79,080           $  141,079        $  151,134
  Cost of goods sold                       57,679           57,684              105,168           110,456
                                       ----------       ----------           ----------        ----------

GROSS PROFIT                               19,684           21,396               35,911            40,678
  Selling, general and
    administrative expenses                13,446           11,421               26,198            23,165
                                       ----------       ----------           ----------        ----------

INCOME FROM OPERATIONS                      6,238            9,975                9,713            17,513

  Interest expense                         (1,146)          (1,391)              (2,342)           (2,264)
  Interest income                             489              445                1,018               825
  Other expense, net                         (673)          (1,138)              (1,904)           (1,923)
                                       -----------      -----------          -----------       -----------

INCOME BEFORE INCOME TAXES                  4,908            7,891                6,485            14,151

  Income tax provision                      1,718            2,762                2,270             4,953
                                       ----------       ----------           ----------        ----------

NET INCOME                             $    3,190       $    5,129           $    4,215        $    9,198
                                       ==========       ==========           ==========        ==========

EARNINGS PER SHARE
  Diluted                              $      .58       $      .90           $      .77        $     1.60
                                       ==========       ==========           ==========        ==========

  Basic                                $      .60       $      .93           $      .79        $     1.65
                                       ==========       ==========           ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                                           GEHL COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)
                                                              June 30, 2001     December 31, 2000     July 1, 2000
                                                              -------------     -----------------     ------------
                                                               (Unaudited)           (Audited)         (Unaudited)

ASSETS
 Cash                                                         $    4,268             $    2,590         $    3,885
 Accounts receivable - net                                        99,169                 69,546             86,093
 Finance contracts receivable - net                                8,603                 16,549             16,140
 Inventories                                                      37,492                 45,598             41,109
 Deferred tax assets                                               8,078                  8,078              8,431
 Other current assets                                              1,297                    636                356
                                                              ----------             ----------         ----------
  Total Current Assets                                           158,907                142,997            156,014
                                                              ----------             ----------         ----------

 Property, plant and equipment - net                              44,517                 46,172             43,090
 Finance contracts receivable - net, non-current                   5,818                  9,967              9,584
 Intangible assets                                                12,759                 13,086             15,334
 Other assets                                                     10,213                 10,496              7,982
                                                              ----------             ----------         ----------
TOTAL ASSETS                                                  $  232,214             $  222,718         $  232,004
                                                              ==========             ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt obligations                $      215             $      187         $      326
 Accounts payable                                                 31,468                 26,645             27,146
 Accrued liabilities                                              24,544                 23,195             29,169
                                                              ----------             ----------         ----------
  Total Current Liabilities                                       56,227                 50,027             56,641
                                                              ----------             ----------         ----------

 Line of credit facility                                          50,458                 51,608             53,266
 Long-term debt obligations                                        9,113                  9,277              8,967
 Deferred income taxes                                             5,096                  5,096              3,949
 Other long-term liabilities                                       3,940                  3,692              6,017
                                                              ----------             ----------         ----------
  Total Long-Term Liabilities                                     68,607                 69,673             72,199
                                                              ----------             ----------         ----------

 Common stock, $.10 par value,
  25,000,000 shares authorized, 5,347,742,
  5,330,500 and 5,480,671 shares outstanding,
  respectively                                                       535                    533                548
Preferred stock, $.10 par value
  2,000,000 shares authorized, 250,000 shares
  designated as Series A Preferred Stock, no
  shares issued                                                        -                      -                  -
 Capital in excess of par                                          6,640                  6,495              7,853
 Retained earnings                                               100,339                 96,124             95,666
 Accumulated other comprehensive loss                               (134)                  (134)              (903)
                                                              -----------            -----------        -----------
  Total Shareholders' Equity                                     107,380                103,018            103,164
                                                              ----------             ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  232,214             $  222,718         $  232,004
                                                              ==========             ==========         ==========

    The accompanying notes are an integral part of the financial statements.

                                         GEHL COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands; unaudited)
                                                                                   Six Months Ended
                                                                      --------------------------------------------
                                                                          June 30, 2001          July 1, 2000
                                                                          -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $   4,215              $   9,198
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation                                                                   2,511                  2,482
  Amortization                                                                     369                    438
  Proceeds from sales of finance contracts                                      57,874                 40,656
  Increase in finance contracts receivable                                     (47,980)               (49,112)
  Cost of sales of finance contracts                                             2,201                  2,117
  Net changes in remaining working capital items                               (16,006)               (22,755)
                                                                             ----------             ----------
   Net cash provided by (used for) operating activities                          3,184                (16,976)
                                                                             ---------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net                                   (2,100)                (8,544)
 Other assets                                                                    1,485                    284
                                                                             ---------              ---------
  Net cash used for investing activities                                          (615)                (8,260)
                                                                             ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Repayment of) proceeds from line of credit facility, net                      (1,150)                31,228
 Proceeds from issuance of common stock                                            147                    406
 Treasury stock purchases                                                            -                 (3,864)
 Other                                                                             112                    341
                                                                             ---------              ---------
  Net cash (used for) provided by financing activities                            (891)                28,111
                                                                             ----------             ---------

 Net increase in cash                                                            1,678                  2,875
 Cash, beginning of period                                                       2,590                  1,010
                                                                             ---------              ---------

 Cash, end of period                                                         $   4,268              $   3,885
                                                                             =========              =========

Supplemental disclosure of cash flow information:
 Cash paid for the following:
  Interest                                                                   $   2,413              $   2,009
  Income Taxes                                                               $     964              $   6,047


    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three- and six-month periods ended June 30, 2001 and July 1, 2000 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                June 30, 2001     December 31, 2000      July 1, 2000
                               ---------------   --------------------   --------------
Raw materials and supplies        $  19,581          $    17,689           $  17,304
Work-in-process                       5,322                4,995               5,388
Finished machines and parts          32,200               42,525              37,612
                                  ---------          -----------           ---------
Total current cost value             57,103               65,209              60,304
Adjustment to LIFO basis            (19,611)             (19,611)            (19,195)
                                  ----------         ------------          ----------
                                  $  37,492          $    45,598           $  41,109
                                  =========          ===========           =========

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. The adoptions of these statements are expected to reduce annual amortization expense by approximately $500,000.

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

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

For the second quarter ended:        June 30, 2001        July 1, 2000
                                  ------------------    -----------------
Basic shares                               5,341                5,520
Effect of options                            188                  165
                                      ----------           ----------
Diluted shares                             5,529                5,685
                                      ==========           ==========

For the six months ended:            June 30, 2001        July 1, 2000
                                  ------------------    -----------------
Basic shares                               5,337                5,560
Effect of options                            171                  177
                                      ----------           ----------
Diluted shares                             5,508                5,737
                                      ==========           ==========

     Accumulated other comprehensive loss is comprised entirely of minimum pension liability adjustments. Comprehensive income equaled net income for the six months ended June 30, 2001 and July 1, 2000, as the minimum pension liability amount did not change from the respective prior year-end amount.

NOTE 6 - BUSINESS SEGMENTS

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                                  Three Months Ended                  Six Months Ended
                            -------------------------------   --------------------------------
                             June 30, 2001     July 1, 2000    June 30, 2001    July 1, 2000
                            --------------   --------------  ---------------- ----------------
Net Sales:
  Construction                 $ 41,239          $ 49,870        $   73,605       $   90,941
  Agricultural                   36,124            29,210            67,474           60,193
                               --------          --------        ----------       ----------
    Consolidated               $ 77,363          $ 79,080        $  141,079       $  151,134
                               ========          ========        ==========       ==========


Income from Operations:
  Construction                 $  2,793          $  6,765        $    3,671       $   11,085
  Agricultural                    3,445             3,210             6,042            6,428
                               --------          --------        ----------       ----------
    Consolidated               $  6,238          $  9,975        $    9,713       $   17,513
                               ========          ========        ==========       ==========

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000
----------------------------------------------------------------------------

     Net sales for the second quarter of 2001 were $77.4 million which compares to $79.1 million in the comparable period of 2000. Construction equipment net sales were $41.3 million in the second quarter of 2001, versus $49.9 million in the second quarter of 2000. Company sales and industry markets continued to be unfavorably affected by the impacts of lower rental rates for compact construction equipment, particularly telescopic handlers, as well as the adverse effects of the weak Euro on export shipments and rental dealers' caution about adding to or replacing fleet units. Offsetting these unfavorable industry-wide conditions are some early successes for the Company in selling telescopic handlers through its Mustang distribution channel and the continued favorable market acceptance of the four new skid loader models introduced earlier this year for Gehl and Mustang dealers.

     Agricultural equipment sales were $36.1 million in the second quarter of 2001, compared to $29.2 million during the year-ago period. The Company experienced continued success in leveraging its agricultural equipment distribution network for shipments of telescopic handlers, compact excavators and mini-loaders. The Company is encouraged by sales of its newly introduced round baler product line and new Agri-Loader telescopic handler products designed exclusively for the agricultural market. Improved domestic milk prices also contributed to the positive performance of the Company's agricultural equipment business.

     Of the Company's total net sales reported for the second quarter of 2001, $11.7 million were made outside of the United States compared with $9.5 million in the comparable period of 2000. The increase in exports was due primarily to an increase in shipments into Canada.

     Gross profit was $19.7 million during the second quarter of 2001 versus $21.4 million in the comparable period of 2000. Gross profit as a percent of net sales was 25.4% for the second quarter of 2001 versus 27.1% in the comparable period of 2000. Gross profit as a percent of net sales for construction equipment was 22.4% in the second quarter of 2001 compared with 25.2% for the second quarter of 2000. The decrease in construction equipment gross margin during the quarter was the result of competitive market conditions, lower production volumes and a less favorable mix of product shipments. Gross profit as a percent of net sales for agricultural equipment decreased to 28.9% in the second quarter of 2001 from 30.2% for the second quarter of 2000. The decrease in agricultural equipment gross margin during the quarter was due to a less favorable mix of product shipments

     Selling, general and administrative expenses were $13.4 million, or 17.4% of net sales, in the second quarter of 2001, an increase from $11.4 million, or 14.4% of net sales, in the second quarter of 2000. The Company continues to invest in revenue-enhancing projects to position the Company for future growth and market share expansion, which include its web-enabled attachment business, CE Attachments, Inc., new product development, implementation of its enterprise resource planning (ERP) system, and the centralization of service parts distribution. Such investments, combined with increased selling-related costs resulting from competitive market conditions, and a lower level of sales, offset by a reduction in warranty expenses, contributed to the Company's increased operating expenses as a percentage of net sales.

     Income from operations in the second quarter of 2001 was $6.2 million, versus $10.0 million for the second quarter of 2000.

     Interest expense decreased $.2 million to $1.2 million in the second quarter of 2001 from $1.4 million in the second quarter of 2000. The decrease was a result of a decrease in the average rate of interest paid by the Company to 6.9% in the second quarter of 2001 from 8.6% for the second quarter of 2000, offset, in part, by an increase in average debt outstanding to $62.2 million in the second quarter of 2001 versus $61.0 million in the second quarter of 2000.

     Other expense decreased $465,000, to $673,000 in the second quarter of 2001 from $1,138,000 in the second quarter of 2000. This was primarily caused by a decrease in the costs of selling finance contracts due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates.

     Second quarter 2001 net income was $3.2 million versus $5.1 million in the second quarter of 2000. Diluted earnings were $.58 per share for the second quarter of 2001 versus $.90 per share in 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000
------------------------------------------------------------------------

     Net sales for the first six months of 2001 of $141.1 million were $10.0 million, or 7%, lower than the $151.1 million of net sales in the comparable period of 2000. Construction equipment net sales were $73.6 million in the first six months of 2001, versus $90.9 million in the first six months of 2000. Construction equipment sales and industry markets both continued to be unfavorably affected by the impacts of lower rental rates for compact construction equipment, particularly telescopic handlers, as well as the adverse effects of the weak Euro on export shipments and rental dealers' caution about adding to or replacing fleet units. Offsetting these unfavorable industry-wide conditions are some early successes for the Company in selling telescopic handlers through its Mustang distribution channel and the continued favorable market acceptance of the four new skid loader models introduced earlier this year for Gehl and Mustang dealers.

     Agriculture equipment net sales increased 12% to $67.5 million in the first six months of 2001 from $60.2 million in the first six months of 2000. The increase was primarily a result of favorable market acceptance of the Company's new round baler product line and new Agri-Loader telescopic handler products designed exclusively for the agricultural market, as well as sales to traditional agricultural dealers of the Company's compact excavator and mini-loader products, which were not available to these dealers in the comparable period of 2000. Improved domestic milk prices also contributed to the positive performance of the Company's agricultural equipment business.

     Of the Company's total net sales reported for the first six months of 2001, sales made outside the United States of $19.2 million were comparable to the $20.3 million of international sales experienced in the first six months of 2000.

     Although the Company has taken steps in the past few years to address seasonality in its sales revenues, some still remains, primarily in the Company's second quarter which historically has tended to be its strongest quarter for sales.

     Gross profit decreased $4.8 million, or 12%, in the first six months of 2001 versus the comparable period of 2000, due to decreased sales volume and lower gross margin percentages. Gross profit as a percent of net sales decreased to 25.5% for the first six months of 2001 from 26.9% in the comparable period of 2000. Gross profit as a percent of net sales for construction equipment decreased to 22.4% in the first six months of 2001 from 25.1% in the first six months of 2000. The decrease in construction equipment gross margin was a result of competitive market conditions, lower production levels, higher utility costs, and a less favorable mix of product shipments. Gross profit as a percent of net sales for agriculture equipment decreased to 28.9% for the first six months of 2001 from 29.7% for the first six months of 2000.

     Selling, general and administrative expenses were $26.2 million, or 18.6% of net sales, in the first six months of 2001, an increase from $23.2 million, or 15.3% of net sales, in the comparable period of 2000. Gehl continues to invest in revenue-enhancing projects to position the Company for future growth and market share expansion, which include its web-enabled attachment business, CE Attachments, Inc., new product development, implementation of it enterprise resource planning (ERP) system, and the centralization of service parts distribution. Such investments, combined with increased selling-related costs resulting from competitive market conditions, and a lower level of sales, contributed to the Company's increased operating expenses as a percentage of net sales.

     Income from operations in the first six months of 2001 was $9.7 million versus $17.5 million for the comparable period of 2000.

     Interest expense remained constant at $2.3 million in the first six months of both 2001 and 2000. Average debt outstanding was $59.7 million in the first six months of 2001 versus $51.2 million in the comparable period of 2000 while the average rate of interest paid by the Company declined to approximately 7.4% in the first six months of 2001 versus 8.5% in the comparable period of 2000.

     Net income was $4.2 million for the six months ended June 30, 2001 versus $9.2 million for the six months ended July 1, 2000.

Financial Condition

     The Company's working capital was $102.7 million at June 30, 2001, as compared to $93.0 million at December 31, 2000, and $99.4 million at July 1, 2000. The increase since December 31, 2000 was due primarily to seasonal increases in accounts receivable offset by decreases in finance contracts receivable, inventory and an increase in accounts payable.

     Capital expenditures for property, plant and equipment during the first six months of 2001 were approximately $2.1 million. The Company plans to make up to $4 million in capital expenditures in 2001. The Company believes its present facilities will be sufficient to provide adequate capacity for its operations for the foreseeable future.

     As of June 30, 2001, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 5.9%. The Company had available unused borrowing capacity of $22.7 million, $20.2 million and $19.8 million under the line of credit facility at June 30, 2001, December 31, 2000, and July 1, 2000, respectively. At June 30, 2001, December 31, 2000, and July 1, 2000, the Company's outstanding borrowings under the line of credit facility were $50.5 million, $51.6 million and $53.3 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At June 30, 2001, the Company serviced $156.1 million of such contracts, of which $139.5 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At June 30, 2001, shareholders' equity had increased $4.2 million to $107.4 million from $103.2 million at July 1, 2000. This increase primarily reflected the impact of the income earned from July 2, 2000 to June 30, 2001.

Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. The adoptions of these statements is expected to reduce annual amortization expense by approximately $500,000.

Outlook

     The Company believes it should be able to meet the lower end of previous earnings guidance issued for the full year, despite the continuing soft economic conditions and related weakness in the construction market, particularly the steep drop in the telescopic handler market. The low end of the range for full year 2001 previously provided by the Company in February 2001 was $1.52 per diluted share.

      As announced on May 9, 2001, Gehl is engaged in the process of reviewing its strategic alternatives, including the possible sale of the Company. Various U.S. and international entities have expressed interest in pursuing a business combination transaction or other strategic relationship with the Company. Gehl is continuing the second stage of the review process.

Forward-Looking Statements

     Certain matters discussed in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets, projected sales and earnings, and the plans and objectives of management for future operations, are forward-looking statements. When used in this filing, words such as the Company "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forwarding-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, unanticipated changes in general economic and capital market conditions, the Company's ability to implement successfully its strategic initiatives, unanticipated developments related to the Company's review of strategic alternatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, changes in environmental laws, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2001 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

     There are no material changes to the information provided in response to this item as set forth in the Company's Form 10-K for the year ended December 31, 2000, as amended, as filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

     A shareholder lawsuit against the Company and its Board of Directors resulting from the Board's response to a December 2000 highly conditional purported offer to acquire the Company was voluntarily dismissed without prejudice by the plaintiff on May 14, 2001. The lawsuit had been filed in a Washington County, Wisconsin court by Jim Speckbrock on behalf of himself and purportedly on behalf of all others similarly situated. The existence of the lawsuit had been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K
-------  ---------------------------------

     (a) Exhibits
         --------

         3.1      Amendment to Gehl Company By-laws dated May 7, 2001

         3.2      By-laws of Gehl Company, as amended

        10.1 Supplemental Retirement Benefit Agreement between Gehl Company and Daniel M. Keyes dated as of June 13, 2001 [Incorporated by reference to the form of such Agreement included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

        10.2 Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of June 13, 2001

        10.3 Amendment to the Change in Control and Severance Agreement between Gehl Company and Daniel M. Keyes dated as of June 13, 2001

        10.4 Form of Amendment to the Change in Control and Severance Agreement between Gehl Company and each of Messrs. Hahn, Moore, Mulcahy and Semler dated as of June 13, 2001

        10.5 Form of Retention Agreement, dated as of June 13, 2001, between Gehl Company and each of Messrs. Gehl, Moore, Hahn, Mulcahy, Semler and Keyes

-------  --------------------------------

     (b) Reports on Form 8-K
         -------------------
         A Current Report on Form 8-K, dated June 26, 2001, was filed by the Company in connection with the Press Release announcing (under Item 9), among other things, the Company's outlook for the second quarter of 2001 and the remainder of 2001. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

         A Current Report on Form 8-K, dated May 14, 2001, was filed by the Company in connection with the Press Release announcing (under Item 9) the dismissal of a shareholder lawsuit against the Company and its Board of Directors. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

         A Current Report on Form 8-K, dated May 9, 2001, was filed by the Company in connection with the Press Release announcing (under Item 9), among other things, that the Company's Board of Directors will explore a full range of strategic alternatives to maximize shareholder value, including acquisitions, strategic alliances, divestitures, a leveraged buyout, a recapitalization and the potential sale of the Company, and that the Company has retained Robert W. Baird & Co. to assist the Board of Directors in its strategic review. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

         A Current Report on Form 8-K, dated May 3, 2001, was filed by the Company in connection with the Press Release announcing (under Item 9), among other things, the Company's financial results for the quarter ended March 31, 2001. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEHL COMPANY

Date: August 1, 2001                    By:  /s/ William D. Gehl
                                             -------------------
                                             William D. Gehl
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Date:  August 1, 2001                   By:  /s/ Kenneth P. Hahn
                                             -------------------
                                             Kenneth P. Hahn
                                             Vice President of Finance,
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS



      Exhibit No.                Document Description
      -----------                --------------------

          3.1       Amendment to Gehl Company By-laws dated May 7, 2001

          3.2       By-laws of Gehl Company, as amended

          10.1 Supplemental Retirement Benefit Agreement between Gehl Company and Daniel M. Keyes dated as of June 13, 2001 [Incorporated by reference to the form of such Agreement included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

          10.2 Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of June 13, 2001

          10.3 Amendment to the Change in Control and Severance Agreement between Gehl Company and Daniel M. Keyes dated as of June 13, 2001

          10.4 Form of Amendment to the Change in Control and Severance Agreement between Gehl Company and each of Messrs. Hahn, Moore, Mulcahy and Semler dated as of June 13, 2001

          10.5 Form of Retention Agreement, dated as of June 13, 2001, between Gehl Company and each of Messrs. Gehl, Moore, Hahn, Mulcahy, Semler and Keyes