Form 10-Q
period 2001-09-29
GEHL CO
filed 2001-11-13
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........... to  ............

                         Commission file number 0-18110

                                  GEHL COMPANY
                        ---------------------------------

          Wisconsin                                   39-0300430
---------------------------------------    ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 143 Water Street, West Bend, WI                        53095
---------------------------------------    ------------------------------------
(Address of principal executive office)               (Zip code)


                                 (262) 334-9461
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes__X__         No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at September 29, 2001
    ----------------------------          ---------------------------------
    Common Stock, $.10 Par Value                      5,348,775

                                  GEHL COMPANY
                                  ------------

                                    FORM 10-Q

                               September 29, 2001

                                  REPORT INDEX
                                  ------------

                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION:

 Item 1.  Financial Statements
         Condensed Consolidated Statements of Income for the Three- and
           Nine-month Periods Ended September 29, 2001 and
           September 30, 2000...............................................  3

         Condensed Consolidated Balance Sheets at September 29, 2001,
           December 31, 2000, and September 30, 2000........................  4

         Condensed Consolidated Statements of Cash Flows for
           the Nine-month Periods Ended September 29, 2001 and
           September 30, 2000...............................................  5

         Notes to Condensed Consolidated Financial Statements...............  6

 Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition............................... 10

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 15

PART II. - OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K.................................. 16

SIGNATURES.................................................................. 17

                                   PART I - FINANCIAL INFORMATION
                                    Item 1. Financial Statements
                                    ----------------------------

                                    GEHL COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (in thousands, except per share data; unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                 ------------------           -----------------
                                          September 29,  September 30,   September 29,  September 30,
                                          -------------  -------------   -------------  -------------
                                               2001           2000            2001           2000
                                               ----           ----            ----           ----
NET SALES                                  $   60,931     $   54,837      $  202,010     $  205,971
  Cost of goods sold                           44,381         40,268         149,549        150,724
                                           ----------     ----------      ----------     ----------

GROSS PROFIT                                   16,550         14,569          52,461         55,247
  Selling, general and
    administrative expenses                    12,521         11,864          38,719         35,029
  Strategic review process costs                  513              -             513              -
  Restructuring charge                          4,300              -           4,300              -
                                           ----------     ----------      ----------     ----------
     Total operating expenses                  17,334         11,864          43,532         35,029
                                           ----------     ----------      ----------     ----------
INCOME (LOSS) FROM OPERATIONS                    (784)         2,705           8,929         20,218

  Interest expense                             (1,071)        (1,205)         (3,413)        (3,469)
  Interest income                                 431            452           1,449          1,277
  Other expense, net                             (854)        (1,663)         (2,758)        (3,586)
                                           ----------     ----------      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES              (2,278)           289           4,207         14,440

  Income tax provision (benefit)                 (798)           101           1,472          5,054
                                           -----------    ----------      ----------     ----------

NET INCOME (LOSS)                          $   (1,480)    $      188      $    2,735     $    9,386
                                           ==========     ==========      ==========     ==========

EARNINGS (LOSS) PER SHARE
  Diluted                                  $     (.28)    $      .03      $      .50     $     1.65
                                           ==========     ==========      ==========     ==========

  Basic                                    $     (.28)    $      .03      $      .51     $     1.70
                                           ==========     ==========      ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                                         GEHL COMPANY AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                      September 29, 2001    December 31, 2000    September 30, 2000
                                                      ------------------    -----------------    ------------------
                                                          (Unaudited)           (Audited)           (Unaudited)
ASSETS
 Cash                                                     $     3,146            $    2,590         $     2,808
 Accounts receivable - net                                     98,130                69,546              79,168
 Finance contracts receivable - net                             9,231                16,549              12,367
 Inventories                                                   42,469                45,598              45,741
 Deferred tax assets                                            9,583                 8,078               8,431
 Other current assets                                           1,578                   636                 360
                                                          -----------            ----------         -----------
  Total Current Assets                                        164,137               142,997             148,875
                                                          -----------            ----------         -----------

 Property, plant and equipment - net                           43,303                46,172              44,165
 Finance contracts receivable - net, non-current                6,206                 9,967               7,618
 Intangible assets                                             12,596                13,086              15,145
 Other assets                                                  10,967                10,496              10,214
                                                          -----------            ----------         -----------
TOTAL ASSETS                                              $   237,209            $  222,718         $   226,017
                                                          ===========            ==========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt obligations            $       188            $      187         $       193
 Accounts payable                                              30,176                26,645              24,957
 Accrued liabilities                                           27,836                23,195              29,477
                                                          -----------            ----------         -----------
  Total Current Liabilities                                    58,200                50,027              54,627
                                                          -----------            ----------         -----------

 Line of credit facility                                       54,850                51,608              50,522
 Long-term debt obligations                                     9,081                 9,277               8,933
 Deferred income taxes                                          5,096                 5,096               3,949
 Other long-term liabilities                                    4,059                 3,692               6,034
                                                          -----------            ----------         -----------
  Total Long-Term Liabilities                                  73,086                69,673              69,438
                                                          -----------            ----------         -----------

 Common stock, $.10 par value,
  25,000,000 shares authorized, 5,348,775,
  5,330,500 and 5,374,621 shares outstanding,
  respectively                                                    535                   533                 538
Preferred stock, $.10 par value,
  2,000,000 shares authorized, 250,000 shares
  designated as Series A Preferred Stock, no
  shares issued                                                     -                     -                   -
 Capital in excess of par                                       6,663                 6,495               6,463
 Retained earnings                                             98,859                96,124              95,854
 Accumulated other comprehensive loss                            (134)                 (134)               (903)
                                                          ------------           -----------        ------------
  Total Shareholders' Equity                                  105,923               103,018             101,952
                                                          -----------            ----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   237,209            $  222,718         $   226,017
                                                          ===========            ==========         ===========

    The accompanying notes are an integral part of the financial statements.

                                    GEHL COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands; unaudited)
                                                                           Nine Months Ended
                                                             -----------------------------------------
                                                             September 29, 2001    September 30, 2000
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                       $   2,735            $   9,386
 Adjustments to reconcile net income to net cash
   used for operating activities:
  Depreciation                                                        3,784                3,725
  Amortization                                                          549                  636
  Deferred income taxes                                              (1,505)                   -
  Restructuring charge (non-cash)                                     1,754                    -
  Proceeds from sales of finance contracts                           82,371               68,562
  Increase in finance contracts receivable                          (74,311)             (72,716)
  Cost of sales of finance contracts                                  3,019                3,554
  Net changes in remaining working capital items                    (19,034)             (22,347)
                                                                  ---------            ---------
   Net cash used for operating activities                              (638)              (9,200)
                                                                  ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment additions, net                        (3,104)             (10,862)
 Other assets                                                           714               (1,957)
                                                                  ---------            ---------
  Net cash used for investing activities                             (2,390)             (12,819)
                                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit facility, net                           3,242               28,484
 Proceeds from issuance of common stock                                 170                  445
 Treasury stock purchases                                                 -               (5,303)
 Other                                                                  172                  191
                                                                  ---------            ---------
  Net cash provided by financing activities                           3,584               23,817
                                                                  ---------            ---------

 Net increase in cash                                                   556                1,798
 Cash, beginning of period                                            2,590                1,010
                                                                  ---------            ---------

 Cash, end of period                                              $   3,146            $   2,808
                                                                  =========            =========

Supplemental disclosure of cash flow information:
  Cash paid for the following:
  Interest                                                        $   3,512            $   3,236
  Income Taxes                                                    $   1,048            $   6,348

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three- and nine-month periods ended September 29, 2001 and September 30, 2000 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business and current economic conditions, the results of operations for the nine months ended September 29, 2001 are not necessarily indicative of the results to be expected for the entire year.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, as filed with the Securities and Exchange Commission.

NOTE 2 - INCOME TAXES

     The income tax provision (benefit) is determined by applying an estimated annual effective income tax rate to income (loss) before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits.

NOTE 3 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                               September 29, 2001  December 31, 2000  September 30, 2000
                               ------------------  -----------------  ------------------
Raw materials and supplies        $    20,187        $    17,689         $      17,845
Work-in-process                         4,435              4,995                 5,590
Finished machines and parts            37,458             42,525                41,501
                                  -----------        -----------         -------------

Total current cost value               62,080             65,209                64,936
Adjustment to LIFO basis              (19,611)           (19,611)              (19,195)
                                  ------------       ------------        --------------

                                  $    42,469        $    45,598         $      45,741
                                  ===========        ===========         =============

NOTE 4 - RESTRUCTURING CHARGE

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company will close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company will also transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its recently expanded skid steer facility in Madison, South Dakota. In implementing these actions, the Company anticipates that it will incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge was recorded in the third quarter of 2001 in accordance with generally accepted accounting principles. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction segments, respectively.

     Details of the restructuring charge recorded in the third quarter of 2001 and related activity are as follows:

                                                                                   Balance at
                                                  Original                        September 29,
                                                  Reserve          Utilized            2001
                                              ---------------    -------------    --------------
Employee severance and termination benefits   $    1,635,000     $          -     $  1,635,000
Write-down of long-lived and other assets          1,754,000        1,754,000                -
Other exit costs                                     911,000                -          911,000
                                              ---------------    -------------    -------------
                                              $    4,300,000     $  1,754,000     $  2,546,000
                                              ===============    =============    ==============

     As a result of the plant rationalizations, the Company expects to reduce its current workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. Once the plant rationalizations are completed and employees are added at other locations where work is being shifted, the Company expects an overall net workforce reduction of approximately 10%, or 100 employees. At the end of the third quarter, no employees had been terminated and no charges had been incurred or paid related to severance and termination benefits.

     Both the Lebanon and Owatonna manufacturing facilities are expected to be sold, and accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The manufacturing consolidations are expected to commence immediately and be substantially completed in 2002.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment at least annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. The adoptions of these statements are expected to reduce annual amortization expense by approximately $500,000. The Company is currently evaluating the impact of the transitional provisions of SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement will be effective for years beginning after June 15, 2002. Management has not yet completed its evaluation of the impact of the adoption of this statement.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale, and supersedes SFAS No.
121. Management has not yet completed its evaluation of the impact of the adoption of this statement.

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on EITF 00-25 "Vendor Income Statement Characterization of Consideration to a Retailer". This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001. The Company is currently assessing the impact of adopting EITF 00-25 and currently believes that the impact, if any, would be limited to a reclassification of costs associated with sales incentives provided to dealers as a reduction in net sales. These costs are currently included in selling, general and administrative expenses. Any such reclassification will have no impact on reported income before income taxes, net income, or income per share amounts.

NOTE 6 - EARNINGS PER SHARE AND COMPREHENSIVE INCOME

     Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and, if applicable, common stock equivalents, to the extent dilutive, that would arise from the exercise of stock options.

     A reconciliation of the shares used in the computation of earnings (loss) per share follows (in thousands):

For the third quarter ended:        September 29, 2001     September 30, 2000
                                   --------------------   ---------------------
Basic shares                                 5,349                  5,436
Effect of options                                -                    105
                                        ----------             ----------
Diluted shares                               5,349                  5,541
                                        ==========             ==========

For the nine months ended:          September 29, 2001     September 30, 2000
                                   --------------------   ---------------------
Basic shares                                 5,341                  5,518
Effect of options                              178                    154
                                        ----------             ----------
Diluted shares                               5,519                  5,672
                                        ==========             ==========

     Accumulated other comprehensive loss is comprised entirely of minimum pension liability adjustments. Comprehensive income equaled net income for the nine months ended September 29, 2001 and September 30, 2000, as the minimum pension liability amount did not change from the respective prior year-end amount.

NOTE 7 - STOCK REPURCHASES

     On September 26, 2001, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. As of September 29, 2001, no shares had been repurchased under this authorization.

NOTE 8 - BUSINESS SEGMENTS

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                                          Three Months Ended                          Nine Months Ended
                                ---------------------------------------     ---------------------------------------
                                  September 29,        September 30,         September 29,         September 30,
                                      2001                  2000                 2001                  2000
                                ------------------    -----------------    ------------------    ------------------
Net Sales:
  Construction                      $ 28,211               $32,436             $  101,816            $  123,377
  Agricultural                        32,720                22,401                100,194                82,594
                                    --------              --------             ----------            ----------
    Consolidated                    $ 60,931               $54,837             $  202,010            $  205,971
                                    ========              ========             ==========            ==========

Income (Loss) from Operations:
  Construction                      $ (1,488)             $  2,128             $    2,183            $   13,213
  Agricultural                           704                   577                  6,746                 7,005
                                    --------              --------             ----------            ----------
    Consolidated                    $   (784)             $  2,705             $     8,929            $   20,218
                                    =========             ========             ===========            ==========

     The following reflects the segment information (in thousands) excluding the $4.3 million charge related to the previously announced plant rationalization initiatives (see Note 4) and the $513,000 charge related to the recently completed strategic review process:

                                          Three Months Ended                          Nine Months Ended
                                ---------------------------------------     ---------------------------------------
                                  September 29,        September 30,         September 29,         September 30,
                                      2001                  2000                 2001                  2000
                                ------------------    -----------------    ------------------    ------------------
Adjusted Income from
Operations:
  Construction                      $  1,543              $  2,128             $    5,214            $   13,213
  Agricultural                         2,486                   577                  8,528                 7,005
                                    --------              --------             ----------            ----------
    Consolidated                    $  4,029              $  2,705             $   13,742            $   20,218
                                    ========              ========             ==========            ==========

Item 2.  Management's Discussion and Analysis of Results of Operations and
-------  ----------------------------------------------------------------
         Financial Condition
         -------------------

RESULTS OF OPERATIONS

Three Months Ended September 29, 2001 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2000
------------------

     Net sales for the third quarter of 2001 were $60.9 million, which compares to $54.8 million in the comparable period of 2000. Construction equipment net sales were $28.2 million in the third quarter of 2001, versus $32.4 million in the third quarter of 2000. Construction equipment net sales were down in the third quarter of 2001 as dealers remained cautious about adding to or replacing fleet units and adding stock units. Lower industry-wide rental rates for compact construction equipment, particularly telescopic handlers, also continued to dampen demand for the Company's construction equipment products. Industry-wide telescopic handler retail demand was down approximately 26% for the first nine months of 2001 as compared with the comparable period of 2000. Partially offsetting the soft industry-wide conditions were some early successes for the Company in selling telescopic handlers through its Mustang distribution channel. The Company also experienced a 3% increase in skid loader shipments through its construction dealer network in the quarter as compared to the industry-wide retail demand decline for this product, due, in part, to the continued favorable market acceptance of the four new skid loader models introduced earlier this year. The Company also introduced new mid-sized models of compact excavators during the quarter and anticipates solid market acceptance.

     Agricultural equipment sales were $32.7 million in the third quarter of 2001, compared to $22.4 million during the year-ago period, a 46% increase. The Company continued to successfully leverage its rural equipment distribution network by shipping compact construction equipment, including telescopic handlers, compact excavators and mini-loaders, to select rural dealers in the agricultural equipment market. Additionally, several new products, including a line of round balers and new skid loader models, significantly contributed to the increase in agricultural equipment revenues. Benefiting from the newly introduced models, skid loader sales through the agricultural equipment distribution network more than doubled from third quarter 2000 levels. Favorable domestic milk prices also contributed to the positive performance of the Company's agricultural equipment business.

     Of the Company's total net sales reported for the third quarter of 2001, $8.2 million were made outside of the United States compared with $8.3 million in the comparable period of 2000.

     Gross profit was $16.6 million during the third quarter of 2001 versus $14.6 million in the comparable period of 2000. Gross profit as a percent of net sales was 27.2% for the third quarter of 2001 versus 26.6% in the comparable period of 2000. Gross profit as a percent of net sales for construction equipment was 22.8% in the third quarter of 2001 compared with 23.9% for the third quarter of 2000. Highly competitive conditions and limited demand for construction equipment in third quarter of 2001, particularly in the telescopic handler market, resulted in margin compression as the Company executed a number of discounting and promotional initiatives to support sales efforts. Gross profit as a percent of net sales for agricultural equipment increased to 30.9% in the third quarter of 2001 from 30.4% for the third quarter of 2000.

     Selling, general and administrative expenses were $12.5 million, or 20.5% of net sales, in the third quarter of 2001, an increase in relative dollar terms from $11.9 million, or 21.6% of net sales, in the third quarter of 2000. The Company continues to invest in revenue-enhancing projects to position the Company for future growth and market share expansion, which include its recently launched attachment business, CE Attachments, Inc., new product development, implementation of its enterprise resource planning (ERP) system, and the centralization of service parts distribution. Such investments, combined with increased selling-related costs resulting from competitive market conditions, contributed to the Company's increased operating expenses. Due to higher sales levels in the third quarter of 2001 versus the same period in 2000, selling, general and administrative expenses as a percentage of net sales actually declined.

     During the third quarter of 2001, the Company began several major plant rationalization initiatives as part of a previously announced program to increase the Company's profitability. The Company is closing its manufacturing facility in Lebanon, Pennsylvania and transferring production to other locations. The Company is also transferring the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its recently expanded skid steer facility in Madison, South Dakota. Mustang sales and marketing personnel are remaining in Owatonna as is a transitional engineering group. The manufacturing consolidations are expected to be substantially completed in 2002. As previously announced, the streamlining of manufacturing operations will result in a net workforce reduction of approximately 10%, or 100 employees. These actions are expected to produce pre-tax cost savings of approximately $1.0 to $1.2 million in 2002 and $4.0 to $4.5 million in 2003 and thereafter. As a result of these initiatives, the Company expects that it will ultimately incur a total of approximately $5.5 million to $6.5 million of pre-tax restructuring costs, $4.3 million of which were recorded in the third quarter of 2001. In addition, the Company incurred non-recurring charges of $513,000 during the third quarter for legal and financial advisory fees related to the strategic review process undertaken by the Company's Board of Directors. On September 27, 2001, the Company announced that the Board had concluded the process following a thorough review of a full range of strategic alternatives to maximize shareholder value. In light of current economic conditions and the inadequate and conditional nature of the proposals received for the Company, the Board determined that a sale of the Company at the present time was not in the best interests of shareholders and directed management to continue to execute the Company's long-term strategic plan.

     The Company realized a loss of $784,000 from operations in the third quarter of 2001. Exclusive of the non-recurring charges for plant rationalization initiatives and the recently completed strategic review process, the Company realized income from operations of $4.0 million in the third quarter of 2001. The Company reported $2.7 million of income from operations for the third quarter of 2000.

     Interest expense decreased $.1 million to $1.1 million in the third quarter of 2001 from $1.2 million in the third quarter of 2000. The decrease was a result of a decrease in the average rate of interest paid by the Company to 6.4% in the third quarter of 2001 from 8.7% for the third quarter of 2000, offset, in part, by an increase in average debt outstanding to $61.6 million in the third quarter of 2001 versus $59.6 million in the third quarter of 2000.

     Other expense decreased $809,000, to $854,000 in the third quarter of 2001 from $1,663,000 in the third quarter of 2000. This decrease was caused primarily by a decrease in the costs of selling finance contracts due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates.

     Third quarter 2001 net loss was $1.5 million, or $.28 per diluted share. Exclusive of the non-recurring charges for plant rationalization initiatives and the recently completed strategic review process, the Company realized net income of $1.6 million, or $.30 per diluted share for the third quarter of 2001. In the third quarter of 2000, the Company reported net income of $188,000, or $.03 per diluted share.

Nine Months Ended September 29, 2001 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2000
------------------

     Net sales for the first nine months of 2001 of $202.0 million were $4.0 million, or 2%, lower than the $206.0 million of net sales in the comparable period of 2000. Construction equipment net sales were $101.8 million in the first nine months of 2001, versus $123.4 million in the first nine months of 2000. Construction equipment sales and industry markets both continued to be unfavorably affected by the impacts of lower rental rates for compact construction equipment, particularly telescopic handlers, as well as the rental dealers' caution about adding to or replacing fleet units. Partially offsetting these unfavorable industry-wide conditions are some early successes for the Company in selling telescopic handlers through its Mustang distribution channel and the continued favorable market acceptance of the four new skid loader models introduced earlier this year for Gehl and Mustang dealers.

     Agricultural equipment net sales increased 21% to $100.2 million in the first nine months of 2001 from $82.6 million in the first nine months of 2000. The increase was primarily a result of increased shipments of skid loaders through the agricultural equipment distribution network, favorable market acceptance of the Company's new round baler product line and the sale of new Agri-Loader telescopic handler products designed exclusively for the agricultural market, as well as sales to traditional agricultural dealers of the Company's compact excavator and mini-loader products, which were not available to these dealers in the comparable period of 2000. Favorable domestic milk prices also contributed to the positive performance of the Company's agricultural equipment business.

     Of the Company's total net sales reported for the first nine months of 2001, sales made outside the United States of $27.3 million were comparable to the $28.6 million of international sales experienced in the first nine months of 2000.

     Although the Company has taken steps in the past few years to address seasonality in its sales revenues, some seasonality still remains, primarily in the Company's second quarter, which historically has tended to be its strongest quarter for sales.

     Gross profit decreased $2.8 million, or 5%, in the first nine months of 2001 versus the comparable period of 2000, due to decreased sales volume and lower gross margin percentages. Gross profit as a percent of net sales decreased to 26.0% for the first nine months of 2001 from 26.8% in the comparable period of 2000. Gross profit as a percent of net sales for construction equipment decreased to 22.2% in the first nine months of 2001 from 24.8% in the first nine months of 2000. The decrease in construction equipment gross margin was a result of competitive market conditions, lower production levels, and a less favorable mix of product shipments. Gross profit as a percent of net sales for agricultural equipment decreased to 29.8% for the first nine months of 2001 from 29.9% for the first nine months of 2000.

     Selling, general and administrative expenses were $38.7 million, or 19.2% of net sales, in the first nine months of 2001, an increase from $35.0 million, or 17.0% of net sales, in the comparable period of 2000. The Company continues to invest in revenue-enhancing projects to position the Company for future growth and market share expansion, which include its recently launched attachment business, CE Attachments, Inc., new product development, implementation of its enterprise resource planning (ERP) system, and the centralization of service parts distribution. Such investments, combined with increased selling-related costs resulting from competitive market conditions, and a lower level of sales, contributed to the Company's increased operating expenses as a percentage of net sales.

     The Company incurred charges for plant rationalization initiatives and strategic review process costs during the third quarter of 2001 as described above.

     Income from operations in the first nine months of 2001 was $8.9 million. Exclusive of the non-recurring charges for plant rationalization initiatives and the recently completed strategic review process, the Company realized income from operations of $13.7 million for the first nine months of 2001. Income from operations for the first nine months of 2000 was $20.2 million.

     Interest expense remained constant at nearly $3.4 million in the first nine months of both 2001 and 2000. Average debt outstanding was $60.4 million in the first nine months of 2001 versus $54.0 million in the comparable period of 2000 due to increased working capital requirements. The average rate of interest paid by the Company declined to approximately 7.0% in the first nine months of 2001 versus 8.6% in the comparable period of 2000.

     Other expense decreased $828,000, to $2.8 million in the first nine months of 2001 from $3.6 million in the first nine months of 2000. This was primarily caused by a decrease in the costs of selling finance contracts due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates.

     Net income was $2.7 million for the nine months ended September 29, 2001, or $.50 per diluted share. Exclusive of the non-recurring charges for plant rationalization initiatives and the recently completed strategic review process, the Company realized net income of $5.9 million for the nine months ended September 29, 2001, or $1.06 per diluted share. The Company realized net income of $9.4 million for the nine months ended September 30, 2000, or $1.65 per diluted share.

Financial Condition
-------------------

     The Company's working capital was $105.9 million at September 29, 2001, as compared to $93.0 million at December 31, 2000, and $94.2 million at September 30, 2000. The increase in working capital was due primarily to increases in accounts receivable, due in part to new products being shipped to both the agricultural and construction dealer distribution networks that were not available during 2000, offset by decreases in finance contracts receivable, inventory and an increase in accounts payable and accrued liabilities.

     Capital expenditures for property, plant and equipment during the first nine months of 2001 were approximately $3.1 million. The Company plans to make up to $4 million in capital expenditures in 2001.

     As of September 29, 2001, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility was 4.7%. The Company had available unused borrowing capacity of $18.3 million, $20.2 million and $22.1 million under the line of credit facility at September 29, 2001, December 31, 2000, and September 30, 2000, respectively. At September 29, 2001, December 31, 2000, and September 30, 2000, the Company's outstanding borrowings under the line of credit facility were $54.9 million, $51.6 million and $50.5 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At September 29, 2001, the Company serviced $160.0 million of such contracts, of which $142.3 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At September 29, 2001, shareholders' equity had increased $3.9 million to $105.9 million from $102.0 million at September 30, 2000. This increase primarily reflected the impact of the income earned from October 1, 2000 to September 29, 2001.

     On September 26, 2001, the Company's Board of Directors authorized a repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. As of September 29, 2001, no shares had been repurchased under this authorization.

Accounting Pronouncements
-------------------------

     Refer to Note 5 to the condensed consolidated financial statements for discussion of recently issued accounting pronouncements.

Outlook
-------

      Based on significant economic uncertainty exacerbated by the events of September 11, the Company is experiencing heightened dealer reluctance to place orders for new construction equipment and is also seeing downward movements in milk futures which could potentially impact the agricultural equipment business. As a result, the Company no longer expects to meet the previous 2001 earnings guidance of $1.13 to $1.18 per diluted share, before restructuring and other non-recurring charges. Visibility remains extremely limited in the current environment and the Company is unable to provide specific guidance at this time, although current indications are that revenues in this year's fourth quarter will not be significantly below the fourth quarter of last year.

Forward-Looking Statements
--------------------------

     Certain matters discussed in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding future market conditions, costs of and cost-savings associated with the Company's plant rationalization initiatives, and the Company's future sales and earnings, are forward-looking statements. When used in this filing, words such as the Company "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forwarding-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, unanticipated changes in general economic and capital market conditions, the Company's ability to implement successfully its strategic initiatives and plant rationalization actions, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, changes in environmental laws, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2001 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

     There are no material changes to the information provided in response to this item as set forth in the Company's Form 10-K for the year ended December 31, 2000, as amended, as filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits
         --------

          3.1     Amendment to Gehl Company By-laws dated September 12, 2001

          3.2     By-laws of Gehl Company, as amended

         10.1     Gehl Savings Plan, as amended and restated, effective
                  July 1, 2001

         10.2 Gehl Company Retirement Income Plan "B", as amended and restated, effective January 1, 2001

     (b) Reports on Form 8-K
         -------------------
         A Current Report on Form 8-K, dated September 27, 2001, was filed by the Company in connection with the Press Release announcing (under Item
         9) the conclusion of the Company's strategic review process, certain plant rationalization initiatives and an open market stock repurchase program. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

         A Current Report on Form 8-K, dated September 13, 2001, was filed by the Company in connection with the Press Release announcing (under Item
         9) the Company's outlook for the second half of 2001. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

         A Current Report on Form 8-K, dated July 26, 2001, was filed by the Company in connection with the Press Release announcing (under Item 9) among other things, the Company's financial results for the three- and six-month periods ended June 30, 2001. The Press Release was included as an exhibit to the Current Report pursuant to Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEHL COMPANY

Date: November 12, 2001                  By:    /s/ William D. Gehl
                                                -------------------
                                                William D. Gehl
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:  November 12, 2001                 By:    /s/ Kenneth P. Hahn
                                                -------------------
                                                Kenneth P. Hahn
                                                Vice President of Finance,
                                                Treasurer and Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS




      Exhibit No.                    Document Description
      -----------
        3.1               Amendment to Gehl Company By-laws dated
                          September 12, 2001

        3.2               By-laws of Gehl Company, as amended

       10.1 Gehl Savings Plan, as amended and restated, effective July 1, 2001

       10.2 Gehl Company Retirement Income Plan "B", as amended and restated, effective January 1, 2001