Form 10-K405
period 2001-12-31
GEHL CO
filed 2002-03-08
CIK 856386

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from ______ to ______

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

                     143 Water Street, West Bend, WI 53095
             -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant: $67,833,705 at February 14, 2002.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2002:

             Class                                  Shares Outstanding
         -------------------------                  ------------------
         Common Stock, $.10 Par Value                   5,375,387

                       DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 2001 Annual Report to Shareholders (Parts I and II) Gehl Company Proxy Statement for the 2002 Annual Meeting of Shareholders
     (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year end and, upon such filing, to be incorporated by reference into Part III)

                                  GEHL COMPANY
                                -----------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 2001
                                                                            Page
Part I                                                                      ----

Item 1         Business .....................................................  1

Item 2         Properties....................................................  7

Item 3         Legal Proceedings.............................................  8

Item 4         Submission of Matters to a Vote of Security Holders...........  8

               Executive Officers of the Registrant..........................  8

Part II

Item 5         Market for Registrant's Common Equity and Related
                   Shareholder Matters....................................... 10

Item 6         Selected Financial Data....................................... 10

Item 7         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 10

Item 7A        Quantitative and Qualitative Disclosures About Market Risk.... 10

Item 8         Financial Statements and Supplementary Data................... 10

Item 9         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.................... 10

Part III

Item 10        Directors and Executive Officers of the Registrant............ 11

Item 11        Executive Compensation........................................ 11

Item 12        Security Ownership of Certain Beneficial Owners
                   and Management............................................ 11

Item 13        Certain Relationships and Related Transactions................ 11

Part IV

Item 14        Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K....................................... 12

               Signatures.................................................... 13

                                     PART I
                                     ------
Item 1.  Business.

Overview

     Gehl Company (the "Company" or "Gehl") designs, manufactures, sells and finances equipment used in the light construction equipment and the agriculture equipment industries. Construction equipment is comprised of skid loaders, telescopic handlers, asphalt pavers, compact excavators, and mini-loaders and is sold to contractors, sub-contractors, owner operators, rental stores and municipalities. Agriculture equipment is sold to customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid loaders, telescopic handlers, compact excavators, mini-loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is one of the largest non-tractor agriculture equipment manufacturers in North America. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

     On October 2, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Brunel America, Inc. and its subsidiaries, including Mustang Manufacturing Company, Inc. ("Mustang"), from Brunel Holdings, plc. Mustang(R) designs, manufactures and sells skid loaders and related attachments. Gehl acquired the Brunel America, Inc. stock for $26.7 million; and entered into a five year non-competition agreement with the seller pursuant to which Gehl paid $1.0 million. The Company borrowed $27.7 million under its existing credit facility to fund the acquisition. The acquisition has been accounted for as a purchase transaction and the results of the Mustang operation have been included in the Company's operating results since the date of the acquisition.

     Construction equipment is manufactured in Minnesota, Pennsylvania and in two South Dakota facilities and Agriculture equipment is manufactured in plants in Wisconsin, Pennsylvania and South Dakota. A restructuring plan that was commenced in the third quarter of 2001, and is expected to be substantially completed during 2002, is underway to reduce costs through several major plant rationalization initiatives which include consolidating certain operations. Under these initiatives, the Company will close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company will then transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota.

     The Company intends that certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings and capital spending, and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of the filing hereof. Factors that could cause such a variance include, but are not limited to, unanticipated changes in general economic and capital market conditions, the Company's ability to implement successfully its strategic initiatives and plant rationalization actions, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, the Company's ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are only made as of the date of the filing hereof, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's future expectations are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.

Business Segments

     The Company operates in two business segments, construction equipment and agriculture equipment. The following table shows certain information relating to the Company's segments:

                                                                    (dollars in thousands)
                                                                   Years ended December 31,
                                ------------------------------------------------------------------------------------------------
                                           1999                             2000                               2001
                                ---------------------------       --------------------------       -----------------------------
                                  Amount             %              Amount             %              Amount              %
                                -----------       ---------       -----------       ---------       -----------       ----------
Net sales:
  Construction Equipment         $173,607            59.6%         $151,130            58.6%         $125,196            49.8%
  Agriculture Equipment           117,791            40.4           106,988            41.4           126,440            50.2
                                -----------       ---------       -----------       ---------       -----------       ----------
    Total                        $291,398           100.0%         $258,118           100.0%         $251,636           100.0%
                                ===========       =========       ===========       =========       ===========       ==========
Income from operations:
  Construction Equipment          $23,661            67.5%          $14,028            63.8%           $2,270            25.4%
  Agriculture Equipment            11,396            32.5             7,957            36.2             6,673            74.6
                                -----------       ---------       -----------       ---------       -----------       ----------
    Total                         $35,057           100.0%          $21,985           100.0%           $8,943           100.0%
                                ===========       =========       ===========       =========       ===========       ==========

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve profitability by consolidating certain operations. Under these initiatives, the Company will close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company will also transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its recently expanded skid steer facility in Madison, South Dakota. In implementing these actions, the Company anticipates that it will incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction segments, respectively.

     The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agriculture equipment markets, see Note 14 of "Notes to Consolidated Financial Statements", included on Page 29 of the Gehl Company 2001 Annual Report to Shareholders, which pages are incorporated by reference herein.

Construction Equipment

Products:

     Construction equipment is marketed in the following five product areas:

     1. Skid Loaders - Eight models of Gehl skid loaders are currently offered which feature a choice of hand-operated T-bar controls, hand only or hand and foot controls; and four models of Mustang skid loaders are offered which feature a choice of T-bar, hand only and hand/foot controls. The skid loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

     2. Telescopic Handlers - Nine models of Dynalift(R) telescopic handlers, all with digging capabilities are marketed. These telescopic handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers, building contractors and farmers. These items are marketed under both the Gehl and Mustang brand names.

     3. Asphalt Pavers - Three models of Power Box(R) pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

     4. Compact Excavators - Thirteen models of compact excavators are currently marketed under both the Gehl and Mustang brand names. The units range in size from 1.5 metric ton to 11.5 metric ton. All units come standard with auxiliary hydraulics. An industry exclusive leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

     5. Mini-loaders - Gehl markets two models, one rigid frame and one articulated unit, of mini-loaders. The units are powered by a 20 horsepower engine and are the only mini-loaders offered in the industry where the operator is seated on the unit.

Marketing and Distribution:

     The Company maintains a separate distribution system for Construction equipment. The Company markets its Construction equipment in North America through 310 independent dealers (with 857 outlets) and worldwide through 70 distributors. The Company has no Company-owned dealers and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of Construction equipment accounted for approximately 11% of the Company's sales for the year ended December 31, 2001; however, no single dealer or distributor accounted for more than 2% of the Company's sales for that period. Sales of the Construction equipment skid loader product line accounted for more than 25% of the Company's net sales in 1999, 2000 and 2001. Sales of the Construction equipment telescopic handler product line accounted for more than 15% of the Company's net sales in 1999, 2000 and 2001.

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

     2. Forage Harvesting - The Company believes that it currently manufactures and sells one of the industry's most complete lines of forage harvesting equipment, including forage harvesters, forage wagons and blowers.

     3. Material Handling - This line consists of eight different models of Gehl skid loaders and the telescopic handler, compact excavator and mini-loader product lines. The skid loader, telescopic handler, compact excavator and mini-loader are marketed by dealers who handle Agriculture equipment and by dealers who handle Construction equipment.

     4. Manure Handling - Gehl offers a broad range of manure spreaders, including the Scavenger(R) "V-Tank" side-discharge manure spreader which incorporates a hydraulically controlled auger allowing the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets four models of rear-discharge box spreaders.

     5. Feedmaking - The Company offers the Gehl Mix-All(R) line of grinder mixers and a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution:

     In North America, Gehl's agricultural equipment is sold through approximately 360 geographically dispersed dealers (with 400 outlets). Fifty of these dealers are located in Canada. Agriculture equipment is also marketed through 17 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

     It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific Agriculture dealer or group of dealers. The top ten dealers and distributors in Agriculture equipment accounted for approximately 7% of the Company's sales for the year ended December 31, 2001 and no one dealer or distributor accounted for over 1% of the Company's sales during that period. Sales of the Agriculture equipment skid loader product line accounted for more than 14% of the Company's net sales in 1999, 2000 and 2001.

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

     Gehl's agriculture equipment is primarily distributed to customers in the dairy and livestock industries. After several years of more favorable market conditions, milk prices fell to historically low levels during 2000 and the first quarter of 2001 which affected the buying pattern of farmers prior to milk prices returning to a more favorable price level for the remainder of 2001. Demand levels in 2001 were impacted by lower interest rates and lower fuel costs.

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

Backlog

     The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2001 was $18.0 million versus $28.0 million at December 31, 2000. Virtually all orders in the backlog at December 31, 2001 are expected to be shipped in 2002. The reduced backlog at December 31, 2001 was primarily due to the levels of orders for the new round baler products, at December 31, 2000, which the Company began shipping in early 2001.

Floor Plan and Retail Financing

Floor Plan Financing:

     The Company, as is typical in the industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company's floor plan financing program are recorded by the Company as sales and the dealers' obligations to the Company are reflected as accounts receivable.

     The Company provides interest-free floor plan financing to its dealers, for Construction equipment for varying periods of time generally up to six months and for Agriculture equipment generally up to nine months. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at approximately 3% above the prime rate or on occasion provides an interest-free extension of up to three months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 80% of Gehl's dealer accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing:

     The Company also provides retail financing primarily to facilitate the sale of equipment to end users.

Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance(R), the Company's finance division. Retail financing is provided in Canada by third parties at rates subsidized by the Company. The Company does not offer or sponsor retail financing outside of North America.

     The Company maintains arrangements with third parties pursuant to which the Company sells, with recourse, certain of the Company's retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 2 of "Notes to Consolidated Financial Statements," Page 23, and "Management's Discussion and Analysis," Page 12 of the Gehl Company 2001 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees

     As of December 31, 2001, the Company had 987 employees, of which 640 were hourly employees and 347 were salaried employees. As a result of the plant rationalization initiatives announced in September 2001, the Company expects to reduce its current workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. Once the plant rationalizations are completed and employees are added at other locations where work is being shifted, the Company expects an overall net workforce reduction of approximately 10%, or 100 employees. At the production facilities in West Bend, Wisconsin, one of five Gehl production facilities, 206 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires January 10, 2003. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-eight years.

Manufacturing

     The Company is currently expanding its South Dakota skid loader manufacturing facility in order to accommodate the transfer of Mustang skid loader production from Owatonna, Minnesota to the Madison facility. The Company believes that its present manufacturing facilities, as expanded, will be sufficient to provide adequate capacity for its operations in 2002.

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

     In addition to the equipment it manufactures, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 10% of the Company's net sales in 2001.

Research and Development

     The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $3.0 million, $3.1 million and $3.0 million on research and development for the years ended December 31, 2001, 2000 and 1999, respectively.

Patents and Trademarks

     The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents and trademarks important in the operation of its business, including the Gehl(R) name, the Mustang(R) name, the Dynalift(R) name, the EDGETM name and the group of patents relating to the Scavenger(R) manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Export Sales

     Information regarding the Company's export sales is included in Note 14 of "Notes to Consolidated Financial Statements," Page 29, of the Gehl Company 2001 Annual Report to Shareholders, which page is incorporated by reference herein.

Item 2.  Properties.

     The following table sets forth certain information as of December 31, 2001, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 15, of the Gehl Company 2001 Annual Report to Shareholders, which pages are incorporated by reference herein. For information regarding collateral pledges, see Note 5 of "Notes to Consolidated Financial Statements", included on Page 24, of the Gehl Company 2001 Annual Report to Shareholders, which page is incorporated by reference herein.

                 Approximate       Owned or     Principal Uses
                 Floor Area in     Leased
                 Square Feet

West Bend, WI       450,000        Owned        General offices and engineering,
                                                research and development and
                                                manufacture of Agriculture
                                                equipment

Madison, SD         180,000        Owned        Manufacture of Gehl skid loaders
                                                for dealers of Construction
                                                equipment and Agriculture
                                                equipment

Lebanon, PA(2)      170,000        Owned(1)     Manufacture of Agriculture
                                                equipment and Construction
                                                equipment

Yankton, SD         130,000        Owned        Manufacture of Construction
                                                equipment

Owatonna, MN(2)     235,000        Owned        Manufacture of Mustang skid
                                                loaders

     (1) This facility is financed with the proceeds from the sale of industrial development bonds maturing in 2010.

     (2) The Company plans to close this plant in conjunction with its plant rationalization initiatives announced in September 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

Executive Officers of the Registrant.
------------------------------------

     Set forth below is certain information concerning the executive officers of the Company as of February 1, 2002:

Name, Age and Position                  Business Experience
----------------------                  -------------------

William D. Gehl, 55,                    Mr. Gehl has served as Chairman of the
 Chairman, President, Chief Executive   Board of Directors of the Company since
 Officer and Director                   April, 1996.  Mr. Gehl has served as
                                        President and Chief Executive Officer
                                        of the Company since November, 1992 and
                                        has served as a director of the Company
                                        since 1987.

Malcolm F. Moore, 51,                   Mr. Moore has served as Executive Vice
 Executive Vice President and           President and Chief Operating Officer
 Chief Operating Officer                since joining the Company in August,
                                        1999.  From 1997 to 1999, Mr. Moore was
                                        associated with The Moore Group (a
                                        private investment consulting firm
                                        focused on the thermal processing
                                        equipment industry). From 1996 to 1997,
                                        Mr. Moore served as President and Chief
                                        Executive Officer of Pangborn
                                        Corporation (a manufacturer of blast
                                        cleaning and surface preparation systems and equipment). From 1993 to 1996, Mr.
                                        Moore served as President of LINAC
                                        Holdings, (the U.S. financial Holding
                                        Co. for all the U.S. based thermal
                                        processing equipment companies owned by
                                        Ruhrgas AG).

Kenneth P. Hahn, 44,                    Mr. Hahn joined the Company as Corporate
 Vice President of Finance, Treasurer   Controller in April, 1988. Mr. Hahn was
 and Chief Financial Officer            appointed Vice President of Finance and
                                        Treasurer in February, 1997
                                        and became Chief Financial Officer in
                                        January, 1999.

Daniel M. Keyes, 33,                    Mr. Keyes joined the Company as Vice
 Vice President Sales and Marketing     President Sales and Marketing in
                                        December 2000. From 1996 until joining
                                        the Company, Mr. Keyes held a variety of senior marketing management positions, most recently, Director, Strategic
                                        Accounts, with CNH Global NV (a
                                        manufacturer of agricultural and
                                        construction equipment).

Michael J. Mulcahy, 55,                 Mr. Mulcahy has served as General
 Vice President, Secretary              Counsel of the Company since 1974 and
 and General Counsel                    became Secretary in 1977 and a Vice
                                        President in 1986. Mr. Mulcahy has also
                                        served, since 1988, as President of
                                        Equipco Insurance Company, Ltd., which
                                        provides liability insurance coverage
                                        for equipment manufacturers, including
                                        the Company.

Richard J. Semler, 62,                  Mr. Semler joined the Company in May,
 Vice President of                      1960 and has served in his current
 Data Systems                           position with the Company since January,
                                        1977.

     All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The Company has an employment agreement with William D. Gehl, pursuant to which he is to serve as President and Chief Executive Officer of the Company through the expiration of the agreement on June 13, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
             Shareholder Matters.

     Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. N.C. Babson, T. J. Boldt, F. M. Butler, J. T. Byrnes, F. J. Fotsch, W. P. Killian, J. W. Splude and
H. Viets) received on December 31, 2001 a grant of shares of Company common stock as part of their annual retainer fee. An aggregate of 2,688 shares of Company common stock were granted under the Director Stock Grant Plan. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     Information required by this item is also included on Pages 31 and 32 of the Gehl Company 2001 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

     Information required by this item is included on Page 31 of the Gehl Company 2001 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

     Information required by this item is included on Pages 12 through 17 of the Gehl Company 2001 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information required by this item is included on Page 17 of the Gehl Company 2001 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Information required by this item is included on Page 11 and Pages 18 through 30 of the Gehl Company 2001 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

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

                                    PART III

Item 10.  Directors and Executive Officers of the
              Registrant.

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement")1. Information with respect to executive officers of the Company appears at the end of Part I, Pages 8 through 9 of this Annual Report on Form 10-K.

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

Item 13.  Certain Relationships and Related Transactions.

     Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Miscellaneous - Certain Transactions" set forth in the Proxy Statement.


----------------------------------------------------------------------
1 The Proxy Statement will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.

          (a)  1 and 2. Financial statements and financial statement schedule.

               Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 14 hereof.

               3.   Exhibits.

               Reference is made to the separate exhibit index contained on Pages 17 through 22 hereof.

          (b)  Reports on Form 8-K.

               A Current Report on Form 8-K, dated November 20, 2001, was filed by the Company announcing (under Item 5) the amendment of the Company by-laws, dated November 20, 2001. The amendment and the by-laws, as amended, were included as exhibits to the Current Report pursuant to Item 7.

               A Current Report on Form 8-K, dated October 26, 2001, was filed by the Company in connection with the Press Release announcing (under Item 9), among other things, the Company's financial results for the three-and nine-month periods ended September 29, 2001. The press release was included as an exhibit to the Current Report pursuant to Item 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEHL COMPANY

Date:  March 8, 2002               By /s/ William D. Gehl
                                      ------------------------------
                                          William D. Gehl,
                                          Chairman of the Board, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                          Date
     ---------                        -----                          ----

/s/ William D. Gehl         Chairman of the Board, President,     March 8, 2002
------------------------    Chief Executive Officer and Director
William D. Gehl             (Principal Executive Officer)

/s/ Kenneth P. Hahn         Vice President of Finance,            March 8, 2002
------------------------    Treasurer and Chief Financial
Kenneth P. Hahn             Officer (Principal Financial and
                            Accounting Officer)

/s/ Nicholas C. Babson      Director                              March 8, 2002
------------------------
Nicholas C. Babson

/s/ Thomas J. Boldt         Director                              March 8, 2002
------------------------
Thomas J. Boldt

/s/ Fred M. Butler          Director                              March 8, 2002
------------------------
Fred M. Butler

/s/ John T. Byrnes          Director                              March 8, 2002
------------------------
John T. Byrnes

/s/ Richard J. Fotsch       Director                              March 8, 2002
------------------------
Richard J. Fotsch

/s/ Kurt Helletzgruber      Director                              March 8, 2002
------------------------
Kurt Helletzgruber

/s/ William P. Killian      Director                              March 8, 2002
-----------------------
William P. Killian

/s/ John W. Splude          Director                              March 8, 2002
-----------------------
John W. Splude

/s/ Dr. Hermann Viets       Director                              March 8, 2002
----------------------
Dr. Hermann Viets

                                  GEHL COMPANY
                                  ------------

                        INDEX TO FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                                                                   Page(s) in
                                                                  Annual Report*
                                                                  -------------
     The following documents are filed as
     part of this report:
     (1) Financial Statements:
         Report of Independent Accountants                                11
         Consolidated Balance Sheets at
           December 31, 2001 and 2000                                     18
         Consolidated Statements of Income
           for the three years ended
           December 31, 2001                                              19
         Consolidated Statements of
           Shareholders' Equity for the
           three years ended December 31, 2001                            20
         Consolidated Statements of Cash
           Flows for the three years ended
           December 31, 2001                                              21
         Notes to Consolidated Financial
           Statements                                                     22

* Incorporated by reference from the indicated pages of the Gehl Company 2001 Annual Report to Shareholders.

                                                                    Page in
                                                                   Form 10-K
                                                                   ---------
     (2) Financial Statement Schedule:
         Report of Independent Accountants
           on Financial Statement Schedule                                15
         Schedule II - Valuation and Qualifying Accounts
          for the three years ended
          December 31, 2001                                               16

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------

To the Board of Directors of Gehl Company:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2002 appearing in the 2001 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 27, 2002

                                      GEHL COMPANY AND SUBSIDIARIES
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              (in thousands)
Period               Description                 Balance at      Charged to    Deductions    Balance at
------               -----------                 Beginning       Costs and     ----------    End of Year
                                                 of Year         Expenses                    -----------
Year Ended                                       ----------      --------
  December 31,
  1999
                     Allowance for
                     Doubtful
                     Accounts-Trade
                     Receivables . . . . . .          $1,305          $557          $175         $1,687
                     Returns and Dealer
                     Discounts . . . . . . .           2,249         5,075         4,563          2,761
                                                       -----         -----         -----          -----
                     Total . . . . . . . . .          $3,554        $5,632        $4,738         $4,448
                                                      ======        ======        ======         ======
                     Allowance for Doubtful
                     Accounts - Retail
                     Contracts . . . . . . .           $ 993         $ 810         $ 299         $1,504
                                                       =====         =====         =====         ======
                     Inventory Obsolescence
                     Reserve . . . . . . . .          $1,708         $ 647         $ 613         $1,742
                                                      ======         =====         =====         ======
                     Income Tax Valuation
                     Allowance . . . . . . .           $ 854         $   -         $ 308          $ 546
                                                       =====         =====         =====          =====
Year Ended
  December 31,
  2000
                     Allowance for Doubtful
                     Accounts-Trade
                     Receivables . . . . . .          $1,687          $540          $363         $1,864
                     Returns and Dealer
                     Discounts . . . . . . .           2,761         3,385         3,487          2,659
                                                       -----         -----         -----          -----
                     Total . . . . . . . . .          $4,448        $3,925        $3,850         $4,523
                                                      ======        ======        ======         ======
                     Allowance for Doubtful
                     Accounts - Retail
                     Contracts . . . . . . .          $1,504         $ 705         $ 248         $1,961
                                                     =======         =====         =====         ======
                     Inventory Obsolescence
                     Reserve . . . . . . . .          $1,742         $ 900         $ 638         $2,004
                                                      ======         =====         =====         ======
                     Income Tax Valuation
                     Allowance . . . . . . .           $ 546         $  48         $  22          $ 572
                                                       =====         =====         =====          =====
Year Ended
  December 31,
  2001
                     Allowance for Doubtful
                     Accounts-Trade
                     Receivables . . . . . .          $1,864          $563          $192         $2,235
                     Returns and Dealer
                     Discounts . . . . . . .           2,659         4,349         4,169          2,839
                                                       -----         -----         -----          -----
                     Total . . . . . . . . .          $4,523        $4,912        $4,361         $5,074
                                                      ======        ======        ======         ======
                     Allowance for Doubtful
                     Accounts - Retail
                     Contracts . . . . . . .          $1,961         $ 220         $ 133         $2,048
                                                      ======         =====         =====         ======
                     Inventory Obsolescence
                     Reserve . . . . . . . .          $2,004         $ 265         $ 157         $2,112
                                                      ======         =====         =====         ======
                     Income Tax Valuation
                     Allowance . . . . . . .           $ 572         $  72         $  20          $ 624
                                                       =====         =====         =====          =====

                                  GEHL COMPANY

                                INDEX TO EXHIBITS

Exhibit Number                     Document Description
--------------                     --------------------

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

(3.2)          By-laws of Gehl Company, as amended [Incorporated by reference to
               Exhibit 99.2 of the Company's Current Report on Form 8-K dated November 20, 2001]

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. (now known as Deutsche Financial Services Corporation) and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2) First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to
               Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

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

(4.6)          Fifth Amendment to Amended and Restated Loan and Security

               Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7) Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8) Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9) Eighth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of December 30, 1999 [Incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999]

(4.10) Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Finance Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of June 20, 2000 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(4.11) Tenth Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada and Gehl Company and its subsidiaries, dated as of December 7, 2000

(4.12) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.13) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

(4.14) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(4.15) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990

               [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.16) Rights Agreement, dated as of May 28, 1997, between Gehl Company and U.S. Bank National Association (as successor to Firstar Trust Company) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.17) Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.18) Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.19) Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.20) Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.21) Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota, and Gehl Company, dated September 8, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.22) Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.23) Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore, Mulcahy and Semler [Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.2)* Gehl Company Director Stock Grant Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)* Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 19, 1997 [Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(10.4)* Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of June 13, 2001 [Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.5)*        Supplemental Retirement Benefit Agreement by and between William
               D. Gehl and Gehl Company [Incorporated by reference to Exhibit
               10.4 of the Company's Annual Report on Form 10-k for the year ended December 31, 1995]

(10.6)* Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.7)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.8)* Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.9)* Gehl Company Retirement Income Plan "B", as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.10)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.11)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to
               Exhibit 4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

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

               Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.16)* Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.17)* Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.18)* Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore, Mulcahy and Semler dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.19)* Form of Retention Agreement, dated as of June 13, 2001, between Gehl Company and each of Messrs. Gehl, Moore, Hahn, Mulcahy, Semler and Keyes [Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.20)* Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.21) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.22) Distributorship Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to
               Exhibit 10.16 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.23) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 2001 Annual Report to Shareholders that are incorporated by reference herein

(21)           Subsidiaries of Gehl Company [Incorporated by reference to
               Exhibit 21 of the Company's Annual Report of Form 10-K for the year ended December 31, 1998]

(23)           Consent of PricewaterhouseCoopers LLP

(99) Proxy Statement for 2002 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

------------------
* A management contract or compensatory plan or arrangement.
Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.