Form 10-Q
period 2002-03-30
GEHL CO
filed 2002-05-14
CIK 856386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ...........

                         Commission file number 0-18110

                                  GEHL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                   39-0300430
  -------------------------------------      ----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      143 Water Street, West Bend, WI                     53095
  --------------------------------------     -----------------------------------
  (Address of principal executive office)                (Zip Code)


                                 (262) 334-9461
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes__X__         No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at March 30, 2002
      -------------------------------          -----------------------------
       Common Stock, $.10 Par Value                      5,378,288

                                  GEHL COMPANY
                                  -------------

                                    FORM 10-Q

                                 March 30, 2002

                                  REPORT INDEX
                                  ------------
                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION

 Item 1.  Financial Statements
         Condensed Consolidated Statements of Income for the
           Three-Month Periods Ended March 30, 2002 and
           March 31, 2001.                                                    3

         Condensed Consolidated Balance Sheets at March 30, 2002,
           December 31, 2001, and March 31, 2001............................. 4

         Condensed Consolidated Statements of Cash Flows for
           the Three-Month Periods Ended March 30, 2002 and
           March 31, 2001.................................................... 5

         Notes to Condensed Consolidated Financial Statements................ 6

 Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition................................10

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........17

PART II. - OTHER INFORMATION

 Item 1.  Legal Proceedings..................................................18

 Item 4.  Submission of Matters to a Vote of Security Holders................18

 Item 6.  Exhibits and Reports on Form 8-K...................................19

SIGNATURES...................................................................20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                March 30, 2002   March 31, 2001
                                                --------------   --------------

Net sales                                          $   60,068       $   61,239
  Cost of goods sold                                   46,709           47,489
                                                   ----------       ----------

Gross profit                                           13,359           13,750

  Selling, general and administrative expenses         11,921           10,275
  Restructuring and other charges                          92                -
                                                   ----------       ----------
       Total operating expenses                        12,013           10,275

Income from operations                                  1,346            3,475

  Interest expense                                       (963)          (1,196)
  Interest income                                         482              529
  Other expense, net                                     (513)          (1,231)
                                                   -----------      -----------

Income before income taxes                                352            1,577

  Income tax provision                                    123              552
                                                   ----------       ----------

Net income                                         $      229       $    1,025
                                                   ==========       ==========


Earnings per share
  Diluted                                          $      .04       $      .19
                                                   ==========       ==========

  Basic                                            $      .04       $      .19
                                                   ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                                           GEHL COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)
                                                                March 30, 2002   December 31, 2001   March 31, 2001
                                                                --------------   -----------------   --------------
                                                                 (Unaudited)         (Audited)         (Unaudited)
ASSETS
 Cash                                                              $    1,200       $    2,248         $     3,839
 Accounts receivable - net                                            106,515           90,714              84,109
 Finance contracts receivable - net                                     5,820            7,511               9,969
 Inventories                                                           54,088           52,161              44,606
 Deferred tax assets                                                   10,171           10,171               8,078
 Prepaid expenses and other current assets                              1,646            1,119               1,329
                                                                   ----------       ----------          ----------
    Total current assets                                              179,440          163,924             151,930
                                                                   ----------       ----------          ----------

 Property, plant and equipment - net                                   44,686           43,431              46,025
 Finance contracts receivable - net, non-current                        5,528            5,147               6,484
 Goodwill - net                                                        12,556           12,248              12,588
 Other assets                                                          12,296           12,659              10,632
                                                                   ----------       ----------          ----------

 Total assets                                                      $  254,506       $  237,409          $  227,659
                                                                   ==========       ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt obligations                     $      131       $      161          $      168
 Accounts payable                                                      30,320           30,644              31,424
 Accrued liabilities                                                   29,350           25,661              24,222
                                                                   ----------       ----------          ----------
    Total current liabilities                                          59,801           56,466              55,814
                                                                   ----------       ----------          ----------

 Line of credit facility                                               64,082           55,188              49,699
 Long-term debt obligations                                            13,340            9,049               9,184
 Deferred income taxes                                                  2,460            2,460               5,096
 Other long-term liabilities                                           14,478           14,225               3,773
                                                                   ----------       ----------          ----------
    Total long-term liabilities                                        94,360           80,922              67,752
                                                                   ----------       ----------          ----------

 Common stock, $.10 par value, 25,000,000 shares
  authorized, 5,378,288, 5,359,721 and 5,335,668
  shares outstanding, respectively                                        537              536                 534
 Preferred stock, $.10 par value, 2,000,000 shares
  authorized, 250,000 shares designated as Series A
  Preferred Stock, no shares issued                                         -                -                   -
 Capital in excess of par                                               7,143            6,980               6,544
 Retained earnings                                                     98,658           98,429              97,149
 Accumulated other comprehensive loss                                  (5,993)          (5,924)               (134)
                                                                   -----------      -----------         -----------
  Total shareholders' equity                                          100,345          100,021             104,093
                                                                   ----------       ----------          ----------

Total liabilities and shareholders' equity                         $  254,506       $  237,409          $  227,659
                                                                   ==========       ==========          ==========

    The accompanying notes are an integral part of the financial statements.

                                 GEHL COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands; unaudited)
                                                                         Three Months Ended
                                                              ------------------------------------
                                                                March 30, 2002   March 31, 2001
                                                                --------------   --------------
Cash flows from operating activities
 Net Income                                                         $     229        $   1,025
 Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
  Depreciation                                                          1,063            1,237
  Amortization                                                             61              175
  Cost of sales of finance contracts                                      523            1,233
  Proceeds from sales of finance contracts                             18,357           28,407
  Increase in finance contracts receivable                            (17,570)         (19,577)
  Net changes in remaining working capital items                      (10,633)          (8,458)
                                                                    ----------       ----------
   Net cash (used for) provided by operating activities                (7,970)           4,042
                                                                    ----------       ---------

Cash flows from investing activities
 Property, plant and equipment additions, net                          (2,259)          (1,090)
 Other assets                                                              69              187
                                                                    ---------        ---------
  Net cash used for investing activities                               (2,190)            (903)
                                                                    ----------       ----------

Cash flows from financing activities
 Proceeds from (repayments of) line of credit facility, net             8,864           (1,909)
 Proceeds from issuance of common stock                                   164               50
 Other                                                                     50              (31)
                                                                    ---------        ----------
  Net cash provided by (used for) financing activities                  9,078           (1,890)
                                                                    ---------        ----------

Effect of exchange rate on cash                                            34                -
                                                                    ---------        ---------

 Net (decrease) increase in cash                                       (1,048)           1,249
 Cash, beginning of period                                              2,248            2,590
                                                                    ---------        ---------

 Cash, end of period                                                $   1,200        $   3,839
                                                                    =========        =========

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 2002
                                   (Unaudited)

Note 1 - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, the information furnished for the three-month periods ended March 30, 2002 and March 31, 2001 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

Note 3 - Inventories

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                             March 30, 2002   December 31, 2001   March 31, 2001
                             --------------   -----------------   --------------

Raw materials and supplies     $  17,205         $    20,309        $  18,093
Work-in-process                    6,059               6,414            5,888
Finished machines and parts       51,015              45,629           40,236
                               ---------         -----------        ---------

Total current cost value          74,279              72,352           64,217
Adjustment to LIFO basis         (20,191)            (20,191)         (19,611)
                               ----------        ------------       ----------

                               $  54,088         $    52,161        $  44,606
                               =========         ===========        =========

Note 4 - Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. As a result of adopting SFAS No. 142, the Company ceased amortization of all goodwill.

     The Company reported net income of $1.0 million for the three months ended March 31, 2001, which reflected the impact of $0.1 million of goodwill amortization, and basic and diluted earnings per share of $.19. Had the Company adopted SFAS No. 142 on January 1, 2001, net income for the three months ended March 31, 2001 would have been $1.1 million and basic and diluted earnings per share would have been $.21.

     SFAS No. 142 requires the first step of the goodwill impairment test to be completed within six months of adoption and the second step to be completed within 12 months of adoption. The first step is performed to determine if a potential impairment may exist. The second step is used to quantify the impairment, if any. The Company has allocated all goodwill to its construction equipment segment and is in the process of performing the first step and therefore is still assessing the potential impact of SFAS No. 142 on goodwill. The Company will complete the first step by June 30, 2002 and the second step, if necessary, by December 31, 2002 as required by SFAS No. 142. Any required adjustment from adoption of SFAS No. 142 will be recorded as a cumulative effect adjustment as of January 1, 2002.

Note 5 - Accounting Pronouncements

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor's Products." As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the three months ended March 31, 2001 have been restated to conform to the current year presentation. This reclassification had no impact on reported income before income taxes or net income. On a restated basis, agriculture net sales for the second, third and fourth quarters of 2001 would be $33.7 million, $30.4 million, and $24.3 million, respectively, and restated construction net sales for the second, third and fourth quarters of 2001 would be $39.9 million, $27.8 million, and $23.1 million, respectively.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the Company's financial position at March 30, 2002 or the results of operations and cash flows for the three months then ended.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement will be effective for years beginning after June 30, 2002. Management has not yet completed its evaluation of the impact, if any, of the adoption of this statement.

Note 6 - Restructuring and Other Charges

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company anticipates that it will ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agriculture and Construction equipment segments, respectively.

     Details of the restructuring charge and related activity are as follows:

                                                                                           Balance at
                                                                                        December 31, 2001
                                                  Original                                     and
                                                  Reserve            Utilized            March 30, 2002
                                               ---------------    ---------------    ------------------------
Employee severance and termination benefits    $    1,635,000     $            -     $       1,635,000
Write-down of long-lived and other assets           1,754,000          1,754,000                     -
Other exit costs                                      911,000                  -               911,000
                                               ---------------    ---------------    ------------------------
                                               $    4,300,000     $    1,754,000     $       2,546,000
                                               ===============    ===============    ========================

     As a result of the plant rationalizations, the Company expects to reduce its current workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. Once the plant rationalizations are completed and employees are added at other locations where work is being shifted, the Company expects an overall net workforce reduction of approximately 10%, or 100 employees. As of March 30, 2002, 53 employees had been terminated with severance payments and termination benefits commencing in April 2002.

     Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The manufacturing consolidations have commenced and are expected to be substantially completed in 2002.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the 2002 first quarter, the Company expensed $0.1 million of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred.

Note 7 - Earnings Per Share and Comprehensive Income

     Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options.

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

                                March 30, 2002            March 31, 2001
                             ----------------------    ----------------------
Basic shares                           5,374                     5,333
Effect of options                        145                       154
                                  ----------                ----------
Diluted shares                         5,519                     5,487
                                  ==========                ==========

     Accumulated other comprehensive loss is comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $160,000 for the three months ended March 30, 2002, which reflects the Company's net income reduced by $69,000 in foreign currency translation adjustments. Comprehensive income equaled net income for the three months ended March 31, 2001.

Note 8 - Business Segments

     The Company operates in two business segments: Construction equipment and Agriculture equipment. The long-term financial performance of the Company's reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                                     March 30, 2002        March 31, 2001
                                     --------------        --------------
Net Sales:
  Construction                        $    30,350           $    31,599
  Agriculture                              29,718                29,640
                                      -----------           -----------
    Consolidated                      $    60,068           $    61,239
                                      ===========           ===========

Income from Operations:
  Construction                        $       511           $       878
  Agriculture                                 835                 2,597
                                      -----------           -----------
    Consolidated                      $     1,346           $     3,475
                                      ===========           ===========

Note 9 - Stock Repurchases

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. No shares were repurchased in the quarter ended March 30, 2002.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

Recent Development
------------------

     Effective January 1, 2002, the Company has accounted for its investment in a German distribution operation (Gehl GmbH) as a consolidated subsidiary, as a result of its controlling influence on the operations of Gehl GmbH as of such date. Prior to January 1, 2002, the Company recorded its investment in Gehl GmbH under the equity method. The impact of the Gehl GmbH consolidation is discussed below.

Results of Operations
---------------------

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

     Net sales for the three months ended March 30, 2002 ("2002 first quarter") were $60.1 million compared to $61.2 million in the three months ended March 31, 2001 ("2001 first quarter"), a decrease of $1.1 million or 2%. Excluding $2.1 million of net sales resulting from the newly consolidated Gehl GmbH, net sales decreased 5% from the 2001 first quarter.

     Construction equipment net sales were $30.4 million in the 2002 first quarter, versus $31.6 million in the 2001 first quarter, a decrease of 4%. Excluding $2.1 million of net sales resulting from the newly consolidated Gehl GmbH, construction equipment net sales decreased 10% from the 2001 first quarter. The decline in net sales is primarily due to a continued downward trend in telescopic handler shipments due to the continued low rental rates for these products, the loss of dealer representation due to further consolidation in the rental market, and a general deferral of purchasing by national rental companies and dealers with rental fleets. The decline in telescopic handler shipments was partially offset by increased skid loader shipments over the 2001 first quarter, in part due to new Gehl and Mustang products introduced in 2001.

     Agriculture equipment net sales were $29.7 million in the 2002 first quarter versus $29.6 million in the 2001 first quarter. Increased shipments of skid loaders, telescopic handlers and compact excavators to select rural equipment dealers along with favorable milk prices in the 2002 first quarter as compared to the 2001 first quarter drove the net sales increase. The impact of these factors was offset, in part, by reduced shipments of agricultural implements in the 2002 first quarter.

     Of the Company's total net sales reported for the 2002 first quarter, $11.2 million were made outside of the United States compared with $7.4 million in the comparable period of 2001. The increase in export sales is primarily due to the consolidation of Gehl GmbH and the addition of new dealers outside of the United States.

Gross Profit

     Gross profit was $13.4 million in the 2002 first quarter compared to $13.8 million in the 2001 first quarter, a decrease of $0.4 million, or 3%. Gross profit as a percent of net sales was 22.2% for the 2002 first quarter and 22.5% for the 2001 first quarter.

     Gross profit as a percent of net sales for construction equipment was 22.3% in the 2002 first quarter compared to 19.9% for the 2001 first quarter. The increase in construction equipment gross margin was the result of the mix of products shipped along with related levels of discounts and sales incentives associated with such shipments. In addition, improved manufacturing efficiencies contributed to the increase in gross profit as a percent of net sales.

     Gross profit as a percent of net sales for agriculture equipment was 22.1% in the 2002 first quarter compared to 25.2% for the 2001 first quarter. The decrease in agriculture equipment gross margin was due to significantly increased competitive pressure resulting in higher sales discounts and sales incentives as well as an unfavorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $11.9 million, or 20% of net sales in the 2002 first quarter, compared to $10.3 million, or 17% of net sales, in the 2001 first quarter. The increase is primarily due to the consolidation of Gehl GmbH in the 2002 first quarter, the full operating impact of the enterprise resource planning system which was put in place during 2001, and expenses associated with the Company's attachment business which was launched in July 2001. Assuming the Company adopted SFAS No. 142 on January 1, 2001, selling, general and administrative expenses for the 2001 first quarter would have been $10.2 million.

Restructuring and Other Charges

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company anticipates that it will ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge related to the plant rationalization initiatives recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agriculture and Construction equipment segments, respectively.

     Details of the restructuring charge and related activity are as follows:

                                                                                           Balance at
                                                                                        December 31, 2001
                                                  Original                                     and
                                                  Reserve            Utilized            March 30, 2002
                                               ---------------    ---------------    ------------------------
Employee severance and termination benefits    $    1,635,000     $            -     $       1,635,000
Write-down of long-lived and other assets           1,754,000          1,754,000                     -
Other exit costs                                      911,000                  -               911,000
                                               ---------------    ---------------    ------------------------
                                               $    4,300,000     $    1,754,000     $       2,546,000
                                               ===============    ===============    ========================

     As a result of the plant rationalizations, the Company expects to reduce its current workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. Once the plant rationalizations are completed and employees are added at other locations where work is being shifted, the Company expects an overall net workforce reduction of approximately

10%, or 100 employees. As of March 30, 2002, 53 employees had been terminated with severance payments and termination benefits commencing in April 2002.

     Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The manufacturing consolidations have commenced and are expected to be substantially completed in 2002.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the 2002 first quarter, the Company expensed $0.1 million of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred.

Income from Operations

     Income from operations in the 2002 first quarter was $1.3 million compared to $3.5 million in the 2001 first quarter, a decrease of $2.2 million. Excluding the restructuring and other charges incurred in the 2002 first quarter, income from operations was $1.4 million. Assuming the Company adopted SFAS No. 142 on January 1, 2001 income from operations for the 2001 first quarter would have been $3.6 million.

Interest Expense

     Interest expense in the 2002 first quarter was $1.0 million compared to $1.2 million in the 2001 first quarter, a decrease of $0.2 million. The decrease was due to the decline in the Company's borrowing rate in the 2002 first quarter when compared to the 2001 first quarter. The favorable impact of a reduced borrowing rate was offset, in part, by an increase in the Company's average outstanding debt balance due to increases in working capital and the consolidation of Gehl GmbH in the 2002 first quarter.

Other Expense, Net

     Other expense, net was $0.5 million in the 2002 first quarter compared to $1.2 million in the 2001 first quarter, a decrease of $0.7 million. The decrease was primarily due to lower costs of sales of finance contracts as the Company sold $11 million less finance contracts in the 2002 first quarter than in the 2001 first quarter.

Net Income

     Net income was $0.2 million in the 2002 first quarter compared to $1.0 million in the 2001 first quarter, a decrease of $0.8 million. Excluding the other charges, net of tax, incurred in the 2002 first quarter, net income was $0.3 million. Assuming the Company adopted SFAS No. 142 on January 1, 2001, net income for the 2001 first quarter would have been $1.1 million.

Financial Condition
-------------------

     The Company's working capital was $119.6 million at March 30, 2002, as compared to $107.5 million at December 31, 2001, and $96.1 million at March 31, 2001. The increase since December 31, 2001 and March 31, 2001 was due primarily to: 1) increases in accounts receivable related to seasonality, new products introduced during 2001 such as round balers and skid loader models and the shipment of telescopic handlers, compact excavators and mini-loaders into the agriculture distribution channel; 2)the consolidation of Gehl GmbH in the 2002 first quarter; and 3)inventory build-up resulting from slowing sales trends as well as inventory build-up necessary to ensure product availability during the period that manufacturing is realigned pursuant to the Company's plant rationalization initiatives. The increase since March 31, 2001 was offset, in part, by a reduction in finance contracts receivable.

     Capital expenditures for property, plant and equipment during the 2002 first quarter were approximately $2.3 million. During 2002, the Company plans to make an aggregate of up to $6.2 million in capital expenditures, including $3.7 million to complete an expansion of the Madison, South Dakota plant necessary to accommodate the transfer of Mustang skid loader production from Owatonna, Minnesota to the Madison facility. The Company believes that its present facilities, with the completion of the Madison, South Dakota expansion project, will be sufficient to provide adequate capacity for its operations in 2002.

     Effective March 19, 2002, the Company amended its line of credit facility ("Facility"). The amendment extended the expiration date of the Facility to December 31, 2004, increased the line of credit (subject to a borrowing base related to the Company's accounts receivable, finance contracts receivable and inventories) to $90 million through June 30, 2002 and increased the interest rate on borrowings denominated in U.S. dollars from 2.0% above the London Interbank Offered Rate for one-month deposits ("LIBOR") to 2.5% to 2.65% above LIBOR. After June 30, 2002 and through December 31, 2004, the line of credit will be $75 million as it was prior to the amendment. All other terms and provisions are similar to the Facility prior to the amendment. The Company believes the Facility, as amended, will provide sufficient borrowing capacity for the Company to finance its operations for the foreseeable future.

     As of March 30, 2002, the weighted-average interest rate paid by the Company on outstanding borrowings under the Facility was 4.6%. The Company had available unused borrowing capacity of $24.9 million, $18.2 million and $22.4 million under the Facility at March 30, 2002, December 31, 2001, and March 31, 2001, respectively. At March 30, 2002, December 31, 2001, and March 31, 2001, the borrowings outstanding under the Facility were $64.1 million, $55.2 million and $49.7 million, respectively. The increase in borrowings from December 31, 2001 and March 31, 2001 was primarily due to the support of working capital needs.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At March 30, 2002, the Company serviced $154.0 million of such contracts, of which $141.2 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At March 30, 2002, shareholders' equity had decreased $3.8 million to $100.3 million from $104.1 million at March 31, 2001. This decrease primarily reflected the impact of the minimum pension liability adjustment recorded in 2001 offset by the income earned from March 31, 2001 to March 30, 2002.

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. No shares were repurchased in the quarter ended March 30, 2002.

     There have been no material changes to the annual maturities of debt obligations other than with respect to the Facility as described above, nor to the future minimum non-cancelable operating lease payments as disclosed in Notes 5 and 12, respectively, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Accounting Pronouncements
-------------------------

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor's Products." As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the three months ended March 31, 2001 have been restated to conform to the current year presentation. This reclassification had no impact on reported income before income taxes or net income. On a restated basis, agriculture net sales for the second, third and fourth quarters of 2001 would be $33.7 million, $30.4 million, and $24.3 million, respectively and restated construction net sales for the second, third and fourth quarters of 2001 would be $39.9 million, $27.8 million, and $23.1 million, respectively.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the Company's financial position at March 30, 2002 or the results of operations and cash flows for the three months then ended.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement will be effective for years beginning after June 30, 2002. Management has not yet completed its evaluation of the impact of the adoption of this statement.

Critical Accounting Policies and Estimates
------------------------------------------

     Management's discussion and analysis of results of operations and financial condition is based on the Company's condensed consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, net sales and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and materially impact the carrying value of the assets and liabilities. The Company believes the following accounting policies are critical to the Company's business operations and the understanding of the Company's results of operations and financial condition.

     Allowance for Doubtful Accounts - The Company's accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. The Company estimates the uncollectibility of accounts receivable by specifically analyzing accounts receivable where the Company has information indicating that the customer may be unable to meet its financial obligation to the Company as well as analyzing the age of unpaid amounts and historical write-off percentages.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all of the Company's inventories. Adjustments to slow moving and obsolete inventory to the lower of cost or market are determined based on historical experience and the Company's best estimates of current product demand.

     Product Warranty - In general, the Company provides warranty coverage on equipment for a period of up to twelve months or for a specified period of use after sale or rental by a dealer. The Company's reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

     Product Liability - The Company directly assumes all liability for costs associated with claims up to specified limits in any policy year and as such, records an estimated reserve for product liability. The Company's reserve for product liability is based on the best estimate of the amounts necessary to resolve future and existing claims.

     Goodwill and Intangible Assets - Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company is subject to financial statement risk to the extent that goodwill becomes impaired.

Outlook
-------

     The expected recovery in the Company's markets is progressing at a slower rate than originally anticipated. Milk prices have fallen since the beginning of the year and are currently below the prior year's comparable month's price for the first time in over twelve months. Telescopic handler shipments continue to be down due to the low rental rates in many regions of North America and the deferral of purchases by both national rental companies and dealers with rental fleets.

     Current overall product order rates do not signal a significant recovery of demand in the near-term. To maintain projected sales levels in light of the extremely competitive conditions in both of the Company's market segments, the Company is offering higher than expected discounts and sales incentives, which will negatively impact margins. Visibility in the Company's market segments also remains low, making it difficult to predict the specific timing of any recovery.

     Further, and as a result of the reaction by U.S. steel suppliers to the recently instituted tariffs on imported steel, the Company may realize significant increases in its cost of products sold. Due to the competitive pressures on pricing in its market segments, the Company currently does not expect to be able to pass along all of the increased costs, which may result in further pressure on margins.

     As a result of the potential impact of these factors on the Company's business plan, the Company believes it is prudent at this time to revise downward its full year earnings per diluted share forecast to the range of $.50 to $.60. This forecast excludes restructuring expenses that will be incurred in 2002. The Company will substantially complete in 2002 the restructuring program, which was announced in September 2001, to reduce costs through several major plant rationalization initiatives. Restructuring expenses for full-year 2002 are projected to lower earnings per diluted share by $.15 to $.20 for period costs, which are recorded as incurred.

     The Company continues to take appropriate steps to reduce costs and improve efficiencies, especially in light of these current conditions.

Forward-Looking Statements
--------------------------

     Certain matters discussed in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets, projected sales and earnings, and the plans and objectives of management for future operations, are forward-looking statements. When used in this filing, words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forwarding-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, unanticipated changes in general economic and capital market conditions (including factors that could affect a general economic recovery), the Company's ability to implement successfully its strategic initiatives and plant rationalization initiatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, the Company' ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2002 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     There are no material changes to the information provided in response to this item as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     A shareholder lawsuit against the Company and its Board of Directors demanding, among other things, the convening of an annual meeting of shareholders was voluntarily dismissed without prejudice by the plaintiff on February 7, 2002. The lawsuit had been filed in a Washington County, Wisconsin court on October 15, 2001, by Dan Goloveyko on behalf of himself and, purportedly, on behalf of all others similarly situated.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     At the Company's 2001 annual meeting of shareholders held on January 17, 2002, Fred M. Butler, William D. Gehl and John W. Splude were re-elected as directors of the Company for terms expiring at the 2004 annual meeting of shareholders. The following table sets forth certain information with respect to the election of directors at the 2001 annual meeting:

Name of Nominee        Shares Voted For       Shares Withholding Authority
---------------        ----------------       ----------------------------

Fred M. Butler         4,729,148                          457,398

William D. Gehl        4,721,401                          465,145

John W. Splude         4,729,003                          457,543

The following table sets forth the other directors of the Company whose terms of office continued after the 2001 annual meeting:

Name of Director            Year in Which Term Expires
----------------            --------------------------

Nicholas C. Babson                  2002

Thomas J. Boldt                     2002

William P. Killian                  2002

John T. Byrnes                      2003

Richard J. Fotsch                   2003

Dr. Hermann Viets                   2003

Kurt Helletzgruber was subsequently appointed to the Board of Directors for a term expiring at the 2002 annual meeting of shareholders.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits
         --------

         Exhibit No.          Document Description
         -----------          --------------------

         3.1                  Amendment to Gehl Company By-laws.

         3.2                  By-laws of Gehl Company, as amended.

         4.1                  Eleventh Amendment to the Amended and
                              Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of March 19, 2002.

         4.2                  Amended and Restated Negotiable Promissory
                              Note signed by Gehl Company and its subsidiaries payable to Deutsche Financial Services Corporation, dated March 19, 2002.

         10.1                 Amendment to Gehl Savings Plan.

     (b) Reports on Form 8-K
         -------------------

         A Current Report on Form 8-K was filed by the Company on January 18, 2002 reporting under Item 5 matters related to the Company's 2001 and 2002 annual meetings.

         A Current Report on Form 8-K was filed by the Company on February 28, 2002 reporting under Items 7 and 9 the Company's financial results for the year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEHL COMPANY

Date:  May 14, 2002                     By: /s/ William D. Gehl
                                            ---------------------------
                                            William D. Gehl
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date:  May 14, 2002                     By: /s/ Kenneth P. Hahn
                                            ---------------------------
                                            Kenneth P. Hahn
                                            Vice President of Finance,
                                            Treasurer and Chief Financial
                                            Officer (Principal Financial
                                            and Accounting Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS

Exhibit No.         Document Description
-----------         --------------------

3.1                 Amendment to Gehl Company By-laws.

3.2                 By-laws of Gehl Company, as amended.

4.1 Eleventh Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of March 19, 2002.

4.2 Amended and Restated Negotiable Promissory Note signed by Gehl Company and its subsidiaries payable to Deutsche Financial Services Corporation, dated March 19, 2002.

10.1                Amendment to Gehl Savings Plan.