Form 10-Q
period 2002-06-29
GEHL CO
filed 2002-08-13
CIK 856386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......... to .........

                         Commission file number 0-18110

                                  GEHL COMPANY
                        ---------------------------------

               Wisconsin                                   39-0300430
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    143 Water Street, West Bend, WI                           53095
---------------------------------------                    ----------
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

                         Yes   X           No
                             -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at June 29, 2002
     ----------------------------             ----------------------------

     Common Stock, $.10 Par Value                       5,406,955

                                  GEHL COMPANY

                                    FORM 10-Q

                                  June 29, 2002

                                  REPORT INDEX

                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income for the
           Three- and Six-month Periods Ended June 29, 2002 and
           June 30, 2001..................................................  3

          Condensed Consolidated Balance Sheets at June 29, 2002,
          December 31, 2001, and June 30, 2001............................  4

          Condensed Consolidated Statements of Cash Flows for
          the Six-month Periods Ended June 29, 2002 and
          June 30, 2001...................................................  5

          Notes to Condensed Consolidated Financial Statements............  6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.............................. 11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 20

PART II. - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............. 21

Item 5.   Other information............................................... 21

Item 6.   Exhibits and Reports on Form 8-K................................ 22

SIGNATURES................................................................ 23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                                 GEHL COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data; unaudited)

                                       Three Months Ended              Six Months Ended
                                       ------------------              ----------------
                                 June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                                 -------------   -------------   -------------   -------------

Net sales                         $   66,689      $   73,622      $  126,757      $  134,861
  Cost of goods sold                  52,462          57,679          99,171         105,168
                                  ----------      ----------      ----------      ----------

Gross profit                          14,227          15,943          27,586          29,693

  Selling, general and
   administrative expenses            11,342           9,705          23,263          19,980
  Restructuring and other
   charges                               300               -             392               -
                                  ----------      ----------      ----------      ----------
     Total operating expenses         11,642           9,705          23,655          19,980

Income from operations                 2,585           6,238           3,931           9,713

  Interest expense                    (1,166)         (1,146)         (2,129)         (2,342)
  Interest income                        498             489             980           1,018
  Other expense, net                    (540)           (673)         (1,053)         (1,904)
                                  ----------      ----------      ----------      ----------

Income before income taxes             1,377           4,908           1,729           6,485

  Income tax provision                   482           1,718             605           2,270
                                  ----------      ----------      ----------      ----------

Net income                        $      895      $    3,190      $    1,124      $    4,215
                                  ==========      ==========      ==========      ==========

Earnings per share
  Diluted                         $     0.16      $     0.58      $     0.20      $     0.77
                                  ==========      ==========      ==========      ==========

  Basic                           $     0.17      $     0.60      $     0.21      $     0.79
                                  ==========      ==========      ==========      ==========


            The accompanying notes are an integral part of the financial statements.

                                  GEHL COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share data)

                                                June 29, 2002   December 31, 2001   June 30, 2001
                                                -------------   -----------------   -------------
                                                 (Unaudited)        (Audited)        (Unaudited)

ASSETS
   Cash                                          $    2,855         $    2,248       $    4,268
   Accounts receivable - net                        110,571             90,714           99,169
   Finance contracts receivable - net                 1,804              7,511            8,603
   Inventories                                       45,714             52,161           37,492
   Deferred tax assets                               10,171             10,171            8,078
   Prepaid expenses and other
    current assets                                    1,900              1,119            1,297
                                                 ----------         ----------       ----------
      Total current assets                          173,015            163,924          158,907
                                                 ----------         ----------       ----------

   Property, plant and equipment
    - net                                            47,091             43,431           44,517
   Finance contracts receivable -  net,
    non-current                                       2,765              5,147            5,818
   Goodwill                                          12,556             12,248           12,503
   Other assets                                      11,191             12,659           10,469
                                                 ----------         ----------       ----------

  Total assets                                   $  246,618         $  237,409       $  232,214
                                                 ==========         ==========       ==========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
   Current portion of long-term debt
    obligations                                  $      148         $      161       $      215
   Accounts payable                                  29,021             30,644           31,468
   Accrued liabilities                               27,391             25,661           24,544
                                                 ----------         ----------       ----------
      Total current liabilities                      56,560             56,466           56,227
                                                 ----------         ----------       ----------

   Line of credit facility                           58,939             55,188           50,458
   Long-term debt obligations                        12,591              9,049            9,113
   Deferred income taxes                              2,460              2,460            5,096
   Other long-term liabilities                       14,650             14,225            3,940
                                                 ----------         ----------       ----------
      Total long-term liabilities                    88,640             80,922           68,607
                                                 ----------         ----------       ----------

   Common stock, $.10 par value, 25,000,000
    shares authorized, 5,406,955, 5,359,721
    and 5,347,742 shares outstanding,
    respectively                                        542                536              535
   Preferred stock, $.10 par value,
    2,000,000 shares authorized, 250,000
    shares designated as Series A preferred
    stock, no shares issued                               -                  -                -
   Capital in excess of par                           7,316              6,980            6,640
   Retained earnings                                 99,553             98,429          100,339
   Accumulated other comprehensive loss              (5,993)            (5,924)            (134)
                                                 -----------        -----------      ----------
      Total shareholders' equity                    101,418            100,021          107,380
                                                 ----------         ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  246,618         $  237,409       $  232,214
                                                 ==========         ==========       ==========

             The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                          Six Months Ended
                                                     -------------------------
                                                      June 29,       June 30,
                                                        2002           2001
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   1,124      $   4,215
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                          2,129          2,511
   Amortization                                            118            369
   Cost of sales of finance contracts                    1,198          2,201
   Proceeds from sales of finance contracts             48,143         57,874
   Increase in finance contracts receivable            (41,252)       (47,980)
   Net changes in remaining working capital items       (9,813)       (16,006)
                                                     ---------      ---------
    Net cash provided by operating activities            1,647          3,184
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment additions - net         (5,073)        (2,100)
  Other assets                                           1,223          1,485
                                                     ---------      ---------
  Net cash used for investing activities                (3,850)          (615)
                                                     ---------      ---------

CASH FLOWS FROM FINANCIAL ACTIVITIES
  Proceeds from (repayments of) line of credit
   facility - net                                        3,590         (1,150)
  Repayments of other long-term borrowings - net        (1,775)             -
  Proceeds from issuance of common stock                   532            147
  Treasury stock purchases                                (190)             -
  Other                                                    653            112
                                                     ---------      ---------
  Net cash provided by (used for) financing
   activities                                            2,810           (891)
                                                     ---------      ---------

  Net increase in cash                                     607          1,678
  Cash, beginning of period                              2,248          2,590
                                                     ---------      ---------

  Cash, end of period                                $   2,855      $   4,268
                                                     =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for the following:
    Interest                                         $   2,083      $   2,413
    Income taxes                                     $     609      $     964


    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2002
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three- and six-month periods ended June 29, 2002 and June 30, 2001 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the six-month period ended June 29, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                               June 29, 2002   December 31, 2001   June 30, 2001
                               -------------   -----------------   -------------

Raw materials and supplies       $  15,531         $  20,309         $  19,581
Work-in-process                      3,138             6,414             5,322
Finished machines and parts         47,236            45,629            32,200
                                 ---------         ---------         ---------

Total current cost value            65,905            72,352            57,103
Adjustment to LIFO basis           (20,191)          (20,191)          (19,611)
                                 ---------         ----------        ---------

                                 $  45,714         $  52,161         $  37,492
                                 =========         =========         =========

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

     For the three-month period ended June 30, 2001, the Company reported net income of $3.2 million, which reflected the impact of $0.1 million of goodwill amortization, and basic and diluted earnings per share of $0.60 and $0.58, respectively. Had the Company adopted SFAS No. 142 on January 1, 2001, net income for the three-month period ended June 30, 2001 would have been $3.3 million and basic and diluted earnings per share would have been $0.62 and $0.60, respectively.

     For the six-month period ended June 30, 2001, the Company reported net income of $4.2 million, which reflected the impact of $0.2 million of goodwill amortization, and basic and diluted earnings per share of $0.79 and $0.77, respectively. Had the Company adopted SFAS No. 142 on January 1, 2001, net income for the six-month period ended June 30, 2001 would have been $4.4 million and basic and diluted earnings per share would have been $0.83 and $0.81, respectively.

     SFAS No. 142 requires the first step of the goodwill impairment test to be completed within six months of adoption and the second step to be completed within 12 months of adoption. The first step is performed to determine if a potential impairment may exist. The second step is used to quantify the impairment, if any. The Company has allocated all goodwill to its construction equipment segment, which meets the criteria of a reporting unit under SFAS No.
142. During the six-month period ended June 29, 2002, the Company completed the first step of the goodwill impairment test in accordance with the provisions of SFAS No. 142 and determined that its goodwill was not impaired.

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor's Products." As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the three- and six-month period ended June 30, 2001 have been restated to conform to the current year presentation. This reclassification had no impact on reported income before income taxes or net income.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement will be effective for years beginning after June 30, 2002. Management has not yet completed its evaluation of the impact, if any, of the adoption of this statement.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the Company's financial position at June 29, 2002 or the results of operations and cash flows for the three- and six-month periods then ended.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement will be effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company's financial position at June 29, 2002 or the results of operations and cash flows for the three- and six-month periods then ended.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed companies engaged in exit and disposal activities to record liabilities for certain costs when the company committed to the exit or disposal plan. SFAS No. 146 requires costs associated with an exit or disposal plan to be recognized and measured initially at fair value only when the liability has been incurred as defined by FASB Concepts Statement 6. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not impact the accounting for the plant rationalization initiatives adopted by the Company on September 26, 2001 (see Note 6 - Restructuring and Other Charges).

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company anticipates that it will ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction equipment segments, respectively.

     Details of the restructuring charge and related activity are as follows (in thousands):

                             Employee       Write-down
                           Severance and     of Long-
                            Termination     lived and     Other Exit
                             Benefits      Other Assets      Costs      Totals
                           -------------   ------------   ----------   --------

Original Reserve             $  1,635        $  1,754      $    911    $  4,300

   Utilization                      -           1,754             -       1,754
                             --------        --------      --------    --------

Balance at December 31,
 2001 and March 30, 2002        1,635               -           911       2,546

   Utilization                    308               -            51         359
                             --------        --------      --------    --------

Balance at June 29, 2002     $  1,327        $      -      $    860    $  2,187
                             ========        ========      ========    ========

     As a result of the plant rationalizations, the Company expects to reduce its current workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. Once the plant rationalizations are completed and employees are added at other locations where work is being shifted, the Company expects an overall net workforce reduction of approximately 10%, or 100 employees. During the three- and six-month periods ended June 29, 2002, 32 and 85 employees, respectively, were terminated with severance payments and termination benefits commencing in April 2002 and continuing through the remainder of 2002.

     Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The manufacturing consolidations continue, as production of two models of Mustang skid loaders has been transferred to the Madison, South Dakota plant, with the remaining models expected to be transferred by year-end. The Lebanon, Pennsylvania plant was closed in the 2002 first quarter and the production of certain products formerly manufactured at that facility has been outsourced.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the three- and six-month periods ended June 29, 2002, the Company expensed $0.3 million and $0.4 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.

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

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

For the three months ended:          June 29, 2002        June 30, 2001
                                     -------------        -------------
Basic shares                              5,399                5,341
Effect of options                           114                  188
                                        -------              -------
Diluted shares                            5,513                5,529
                                        =======              =======

For the six months ended:            June 29, 2002        June 30, 2001
                                     -------------        -------------
Basic shares                              5,387                5,337
Effect of options                           129                  171
                                        -------              -------
Diluted shares                            5,516                5,508
                                        =======              =======

     Accumulated other comprehensive loss is comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $0.9 million and $1.1 million for the three- and six-month periods ended June 29, 2002, respectively, which reflects the Company's net income reduced by currency translation adjustments. Comprehensive income equaled net income for the three- and six-month periods ended June 30, 2001.

NOTE 8 - BUSINESS SEGMENTS

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                              Three Months Ended          Six Months Ended
                             --------------------      ----------------------
                             June 29,    June 30,       June 29,     June 30,
                               2002         2001          2002         2001
                             --------    --------       --------     --------
Net Sales:
  Construction               $ 41,082    $ 39,904      $  71,433    $  71,503
  Agricultural                 25,607      33,718         55,324       63,358
                             --------    --------      ---------    ---------
    Consolidated             $ 66,689    $ 73,622      $ 126,757    $ 134,861
                             ========    ========      =========    =========

Income from Operations:
  Construction               $  1,763    $  2,793      $   2,274    $   3,671
  Agricultural                    822       3,445          1,657        6,042
                             --------    --------      ---------    ---------
    Consolidated             $  2,585    $  6,238      $   3,931    $   9,713
                             ========    ========      =========    =========

NOTE 9 - STOCK REPURCHASES

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three-month period ended June 29, 2002, the Company repurchased 12,800 shares in the open market under this authorization at an aggregate cost of $0.2 million. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------  ------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

CONSOLIDATION OF GEHL GMBH
--------------------------

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

RESTRUCTURING AND OTHER CHARGES
-------------------------------

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its existing facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company anticipates that it will ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction equipment segments, respectively.

     Details of the restructuring charge and related activity are as follows (in thousands):

                            Employee        Write-down
                          Severance and      of Long-
                           Termination       lived and     Other Exit
                            Benefits       Other Assets      Costs       Totals
                          -------------    ------------    ----------    -------

Original Reserve             $ 1,635          $ 1,754        $  911      $ 4,300

   Utilization                     -            1,754             -        1,754
                             -------          -------        ------      -------
Balance at December 31,
 2001 and March 30, 2002       1,635                -           911        2,546

   Utilization                   308                -            51          359
                             -------          -------        ------      -------
Balance at June 29, 2002     $ 1,327          $     -        $  860      $ 2,187
                             =======          =======        ======      =======

     As a result of the plant rationalizations, the Company expects to reduce its current workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. Once the plant rationalizations are completed and employees are added at other locations where work is being shifted, the Company expects an overall net workforce reduction of approximately 10%, or 100 employees. During the three- and six-month period ended June 29, 2002, 32 and 85 employees, respectively, were terminated with severance payments and termination benefits commencing in April 2002 and continuing through the remainder of 2002.

     Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. The manufacturing consolidations continue, as production of two models of Mustang skid loaders has been transferred to the Madison, South Dakota plant, with the remaining models expected to be transferred by year-end. The Lebanon, Pennsylvania plant was closed in the 2002 first quarter and the production of certain products formerly manufactured at that facility has been outsourced.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the three- and six-month periods ended June 29, 2002, the Company expensed $0.3 million and $0.4 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales for the three months ended June 29, 2002 ("2002 second quarter") were $66.7 million compared to $73.6 million in the three months ended June 30, 2001 ("2001 second quarter"), a decrease of $6.9 million or 9%. Excluding $2.8 million of net sales resulting from the consolidation of Gehl GmbH, net sales decreased 13% from the 2001 second quarter.

     Construction equipment segment net sales were $41.1 million in the 2002 second quarter compared to $39.9 million in the 2001 second quarter, an increase of $1.2 million or 3%. Excluding $2.8 million of net sales resulting from the consolidation of Gehl GmbH, construction equipment segment net sales decreased 4% from the 2001 second quarter. The introduction of new compact tracked loaders in the 2002 second quarter and contributions from telescopic handlers and compact excavator models sold through the Mustang distribution channel benefited construction equipment segment net sales in the 2002 second quarter. In addition, construction equipment segment net sales benefited from the Company's new attachment business. These increases in construction equipment segment net sales were more than offset by reduced skid loader sales, excluding those of Gehl GmbH, and a continued sluggish market for telescopic handlers as industry conditions continued to remain challenging.

     Agricultural equipment segment net sales were $25.6 million in the 2002 second quarter, compared to $33.7 million in the 2001 second quarter, a decrease of $8.1 million or 24%. Agricultural implement net sales were adversely impacted by a significant decline in milk prices in the 2002 second quarter compared to milk prices in 2001 second quarter, as well as drought conditions in certain regions of the United States. In addition, shipments of skid loaders were lower in the 2002 second quarter than 2001's comparable period. Partially offsetting these reductions were the favorable impacts of the introduction of new compact tracked loaders in the

2002 second quarter, increased shipments of compact excavators to select rural equipment dealers, and increased sales from the Company's new attachment business.

     Of the Company's total net sales reported for the 2002 second quarter, $13.1 million were made outside of the United States compared with $11.5 million in the 2001 second quarter. The increase in exports was due primarily to the consolidation of Gehl GmbH.

GROSS PROFIT

     Gross profit was $14.2 million in the 2002 second quarter compared to $15.9 million in the 2001 second quarter, a decrease of $1.7 million or 11%. Gross profit as a percent of net sales (gross margin) was 21.3% for the 2002 second quarter compared to 21.7% for the 2001 second quarter. Gross margin for the construction equipment segment was 20.3% in the 2002 second quarter compared with 19.6% for the 2001 second quarter. The increase in the construction equipment segment gross margin during the 2002 second quarter was primarily due to the levels of discounts and sales incentives associated with the mix of products shipped as well as improved manufacturing efficiencies. Gross margin for the agricultural equipment segment was 23.1% in the 2002 second quarter compared to 24.1% in the 2001 second quarter. The decrease in the agricultural equipment segment gross margin was due to continued significant competitive pressure resulting in higher sales discounts and sales incentives as well as a less favorable mix of product shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $11.3 million, or 17% of net sales, in the 2002 second quarter compared to $9.7 million, or 13.2% of net sales, in the 2001 second quarter. The increase is primarily due to the consolidation of Gehl GmbH effective January 1, 2002, the full operating impact of the enterprise resource planning system which was put in place during 2001, and expenses associated with the Company's attachment business which was launched in July 2001. These costs, combined with a lower level of net sales during the 2002 second quarter, contributed to the Company's increased selling, general and administrative expenses as a percentage of net sales. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, selling, general and administrative expenses for the 2001 second quarter would have been $9.6 million.

INCOME FROM OPERATIONS

     Income from operations in the 2002 second quarter was $2.6 million compared to $6.2 million in the 2001 second quarter, a decrease of $3.7 million. Excluding the restructuring and other charges incurred in the 2002 second quarter, income from operations was $2.9 million. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, income from operations for the 2001 second quarter would have been $6.3 million.

INTEREST EXPENSE

     Interest expense was $1.2 million in the 2002 and the 2001 second quarter. A decline in the Company's borrowing rate in the 2002 second quarter when compared to the 2001 second quarter had a favorable impact on interest expense during the quarter. The favorable impact of a reduced borrowing rate was offset by an increase in the Company's average outstanding debt due to increases in working capital and the consolidation of Gehl GmbH.

OTHER EXPENSE, NET

     Other expense, net was $540,000 in the 2002 second quarter compared to $673,000 in the 2001 second quarter, a decrease of $133,000. The reduction was primarily due to decreases in the costs of selling finance contracts (due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates) as well as favorable foreign currency gains compared to the 2001 second quarter.

NET INCOME

     Net income was $0.9 million in the 2002 second quarter compared with $3.2 million in the 2001 second quarter, a decrease of $2.3 million. Excluding the restructuring and other charges, net of tax, incurred in the 2002 second quarter, net income was $1.1 million. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, net income for the 2001 second quarter would have been $3.3 million.

SIX MONTHS ENDED JUNE 29, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

     Net sales for the six months ended June 29, 2002 ("2002 six months") were $126.8 million compared to $134.9 million in the six months ended June 30, 2001 ("2001 six months"), a decrease of $8.1 million or 6%. Excluding $4.9 million of net sales resulting from the consolidation of Gehl GmbH, net sales decreased 10% from the 2001 six months.

     Construction equipment segment net sales were $71.4 million in the 2002 six months compared to $71.5 million in the 2001 six months, a decrease of $0.1 million. Excluding $4.9 million of net sales resulting from the consolidation of Gehl GmbH, net sales decreased 7% from the 2001 six months. The introduction of new compact tracked loaders in the 2002 second quarter and contributions from telescopic handlers and compact excavator models sold through the Mustang distribution channel benefited construction equipment segment net sales in the 2002 six months. In addition, net sales benefited from the Company's new attachment business. These increases in net sales were more than offset by the continued downward trend in telescopic handler shipments due the sluggish market for this product as industry conditions continued to remain challenging.

     Agricultural equipment segment net sales were $55.3 million in the 2002 six months, compared to $63.4 million in the 2001 six months, a decrease of $8.0 million or 13%. Agricultural implement net sales were adversely impacted by a significant decline in milk prices in the 2002 second quarter as well as drought conditions in certain regions of the United States. The introduction of new compact tracked loaders in the 2002 second quarter, increased shipments of compact excavators to select rural equipment dealers, and increased sales from the Company's new attachment business partially offset reduced agricultural implement net sales in the 2002 six months.

     Of the Company's total net sales reported for the 2002 six months, $24.3 million were made outside of the United States compared with $18.9 million in the 2001 six months. The increase in exports was due primarily to the consolidation of Gehl GmbH.

GROSS PROFIT

     Gross profit was $27.6 million in the 2002 six months compared to $29.7 million in the 2001 six months, a decrease of $2.1 million or 7%. Gross profit as a percent of net sales (gross margin) was 21.8% for the 2002 six months compared to 22% for the 2001 six months. Gross margin for the construction equipment segment was 21.1% in the 2002 six months compared with 19.7% for the 2001 six months. The increase in the construction equipment segment gross margin during the 2002 six months was primarily due to the levels of discounts and sales incentives associated with the mix of products shipped as well as improved manufacturing efficiencies. Gross margin for the agricultural equipment segment was 22.6% in the 2002 six months compared to 24.6% in the 2001 six months. The decrease in the agricultural equipment segment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives as well as a less favorable mix of product shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $23.3 million, or 18.4% of net sales, in the 2002 six months compared to $20.0 million, or 14.8% of net sales, in the 2001 six months. The increase is primarily due to the consolidation of Gehl GmbH effective January 1, 2002, the full operating impact of the enterprise resource planning system which was put in place during 2001, and expenses associated with the Company's attachment business which was launched in July 2001. These costs, combined with a lower level of net sales during the 2002 six months, contributed to the Company's increased selling, general and administrative expenses as a percentage of net sales. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, selling, general and administrative expenses for the 2001 six months would have been $19.8 million.

INCOME FROM OPERATIONS

     Income from operations in the 2002 six months was $3.9 million compared to $9.7 million in the 2001 six months, a decrease of $5.8 million. Excluding the restructuring and other charges incurred in the 2002 six months, income from operations was $4.3 million. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, income from operations for the 2001 six months would have been $9.9 million.

INTEREST EXPENSE

     Interest expense was $2.1 million in the 2002 six months compared to $2.3 million in the 2001 six months. The decrease was due to the decline in the Company's borrowing rate in the 2002 six months when compared to the 2001 six months. The favorable impact of a reduced borrowing rate was offset, in part, by an increase in the Company's average outstanding debt due to increases in working capital and the consolidation of Gehl GmbH.

OTHER EXPENSE, NET

     Other expense, net was $1.1 million in the 2002 six months compared to $1.9 million in the 2001 six months, a decrease of $0.9 million. Decreases in the costs of selling finance contracts (due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates) as well as a reduction in the number of contracts sold had a favorable impact on other expense, net.

NET INCOME

     Net income was $1.1 million in the 2002 six months compared with $4.2 million in the 2001 six months, a decrease of $3.1 million. Excluding the restructuring and other charges, net of tax, incurred in the 2002 six months, net income was $1.4 million. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, net income for the 2001 six months would have been $4.4 million.

FINANCIAL CONDITION
-------------------

     The Company's working capital was $116.5 million at June 29, 2002, as compared to $107.5 million at December 31, 2001, and $102.7 million at June 30, 2001. The increase since December 31, 2001 and June 30, 2001 was due primarily to: 1) increases in accounts receivable related to new products introduced throughout 2001 such as round balers and skid loader models, the introduction of the new compact tracked loaders in the 2002 second quarter, and the shipment of telescopic handlers, compact excavators and mini-loaders into the agriculture distribution channel; 2) the consolidation of Gehl GmbH as of January 1, 2002 (primarily impacting inventory); and 3) increases in accounts receivable related to seasonality (only impacting increase since December 31, 2001). The increases were offset, in part, by a reduction in finance contracts receivable.

     Capital expenditures for property, plant and equipment during the 2002 six months were approximately $5.1 million. During 2002, the Company plans to make an aggregate of up to $6.2 million in capital expenditures. As of June 29, 2002, the Company has made capital expenditures of approximately $3.9 million to substantially complete an expansion of the Madison, South Dakota plant necessary to accommodate the transfer of Mustang skid loader production from Owatonna, Minnesota to the Madison facility. The Company believes that its present facilities, with the completion of the Madison, South Dakota expansion project, will be sufficient to provide adequate capacity for its operations in 2002.

     Effective March 19, 2002, the Company amended its line of credit facility ("Facility"). The amendment extended the expiration date of the Facility to December 31, 2004, increased the line of credit (subject to a borrowing base related to the Company's accounts receivable, finance contracts receivable and inventories) from $75 million to $90 million through June 30, 2002, and increased the interest rate on borrowings denominated in U.S. dollars from 2.0% above the London Interbank Offered Rate for one-month deposits ("LIBOR") to 2.5% to 2.65% above LIBOR. After June 30, 2002 and through December 31, 2004, the line of credit will be $75 million as it was prior to the amendment. All other terms and provisions are similar to the Facility prior to the amendment. The Company believes the Facility will provide sufficient borrowing capacity for the Company to finance its operations for the foreseeable future.

     As of June 29, 2002, the weighted-average interest rate paid by the Company on outstanding borrowings under its Facility was 4.69%. The Company had available unused borrowing capacity of $30.4 million, $18.2 million and $22.7 million under the Facility at June 29, 2002, December 31, 2001, and June 30, 2001, respectively. As of July 1, 2002, the Company's available unused borrowing capacity was $15.4 million as the aforementioned amendment to the Facility decreased the line of credit from $90 million back to $75 million. At June 29, 2002, December 31, 2001, and June 30, 2001, the Company's outstanding borrowings under the line of credit facility were $58.9 million, $55.2 million and $50.5 million, respectively.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At June 29, 2002, the Company serviced $153.6 million of such contracts, of which $148.5 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At June 29, 2002, shareholders' equity had decreased $6 million to $101.4 million from $107.4 million at June 30, 2001. This decrease primarily reflected the impact of the minimum pension liability adjustment recorded in 2001 and the net loss from June 30, 2001 to June 29, 2002.

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three-month period ended June 29, 2002, the Company repurchased 12,800 shares in the open market under this authorization at an aggregate cost of $0.2 million. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor's Products." As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the three- and six-month period ended June 30, 2001 have been restated to conform to the current year presentation. This reclassification had no impact on reported income before income taxes or net income.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement will be effective for years beginning after June 30, 2002. Management has not yet completed its evaluation of the impact, if any, of the adoption of this statement.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the Company's financial position at June 29, 2002 or the results of operations and cash flows for the three- and six-month periods then ended.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement will be effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company's financial position at June 29, 2002 or the results of operations and cash flows for the three- and six-month periods then ended.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed Companies engaged in exit and disposal activities to record liabilities for certain costs when the Company committed to the exit or disposal plan. SFAS No. 146 requires costs associated with an exit or disposal plan to be recognized and measured initially at fair value only when the liability has been incurred as defined by FASB Concepts Statement 6. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not impact the accounting for the plant rationalization initiatives adopted by the Company on September 26, 2001.

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

OUTLOOK
-------

      Visibility in the Company's market segments remains low, making it difficult to predict the specific timing of the anticipated recovery. As such, and in light of unsettled conditions surrounding the Company's market segments and the overall U.S. business climate, the Company remains cautious relative to the second half of 2002. Consequently, the Company now believes its full year earnings per diluted share will be in the range of $0.40 to $0.50. This forecast excludes restructuring expenses that will be incurred in 2002 which are projected to lower the full-year 2002 earnings per diluted share by $0.15 to $0.20 for period costs, which are recorded as incurred.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At the Company's 2002 annual meeting of shareholders held on April 23, 2002, Nicholas C. Babson, Thomas J. Boldt, and Kurt Helletzgruber were re-elected as directors of the Company for terms expiring at the 2005 annual meeting of shareholders. The following table sets forth certain information with respect to the election of directors at the 2002 annual meeting:

Name of Nominee            Shares Voted For        Shares Withholding Authority
---------------            ----------------        ----------------------------

Nicholas C. Babson             4,166,387                      331,835
Thomas J. Boldt                4,165,187                      333,035
Kurt Helletzgruber             4,166,257                      331,965

The following table sets forth the other directors of the Company whose terms of office continued after the 2002 annual meeting:

Name of Director                 Year in Which Term Expires
----------------                 --------------------------

John T. Byrnes                              2003
Richard J. Fotsch                           2003
Dr. Hermann Viets                           2003
Fred M. Butler                              2004
William D. Gehl                             2004
John W. Splude                              2004


ITEM 5.  OTHER INFORMATION
-------  -----------------

     On August 13, 2002, Fred M. Butler retired as a director of the Company. Mr. Butler had served as a director since 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  EXHIBITS

          Exhibit No.     Document Description
          -----------     --------------------

              3.1         Amendment to Gehl Company By-laws.

              3.2         By-laws of Gehl Company, as amended.

             10.1         Amendment to Gehl Savings Plan.

             10.2         Amendments to Gehl Company Retirement Income Plan "B."

             99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

             99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


     (b)  REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on May 3, 2002 reporting under Item 9 the Company's financial results for the three months ended March 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GEHL COMPANY


Date:  August 13, 2002                     By: /s/ William D. Gehl
                                               --------------------------------
                                               William D. Gehl
                                               Chairman of the Board, President
                                               and Chief Executive Officer


Date:  August 13, 2002                     By: /s/ Kenneth P. Hahn
                                               --------------------------------
                                               Kenneth P. Hahn
                                               Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS


Exhibit No.         Document Description
-----------         --------------------

 3.1                Amendment to Gehl Company By-laws.

 3.2                By-laws of Gehl Company, as amended.

10.1                Amendment to Gehl Savings Plan.

10.2                Amendments to Gehl Company Retirement Income Plan "B."

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.