Form 10-Q
period 2002-09-28
GEHL CO
filed 2002-11-12
CIK 856386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........  to  .........

                         Commission file number 0-18110

                                  GEHL COMPANY
--------------------------------------------------------------------------------

                     Wisconsin                            39-0300430
-----------------------------------------------   ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                  or organization)                      Identification No.)

    143 Water Street, West Bend, WI                            53095
-----------------------------------------------         ------------------------
(Address of principal executive office)                     (Zip code)


                                 (262) 334-9461
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes               No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at September 28, 2002

       Common Stock, $.10 Par Value                        5,377,055

                                  GEHL COMPANY

                                    FORM 10-Q

                               September 28, 2002

                                  REPORT INDEX

                                                                        Page No.

PART I. - FINANCIAL INFORMATION

 Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations for the
           Three- and Nine-month Periods Ended September 28, 2002
           and September 29, 2001.......................................      3

         Condensed Consolidated Balance Sheets at September 28, 2002,
           December 31, 2001, and September 29, 2001....................      4

         Condensed Consolidated Statements of Cash Flows for
           the Nine-month Periods Ended September 28, 2002 and
           September 29, 2001...........................................      5

         Notes to Condensed Consolidated Financial Statements...........      6

 Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition...........................     11

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     21

 Item 4.  Controls and Procedures.......................................     21

PART II. - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K..............................     22

SIGNATURES..............................................................     23

CERTIFICATIONS..........................................................     24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    GEHL COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data; unaudited)
                                                        Three Months Ended                        Nine Months Ended
                                                        ------------------                        -----------------
                                                 September 28,     September 29,          September 28,      September 29,
                                                     2002               2001                   2002               2001
                                                     ----               ----                   ----               ----
Net sales                                       $   54,575          $   58,161             $  181,332         $  193,022
  Cost of goods sold                                42,867              44,381                142,038            149,549
                                                ----------          ----------             ----------         ----------
Gross profit                                        11,708              13,780                 39,294             43,473

  Selling, general and
    administrative expenses                         10,130               9,751                 33,393             29,731
 Strategic review costs                                  -                 513                      -                513
 Restructuring and other charges                       333               4,300                    725              4,300
                                                ----------          ----------             ----------         ----------
      Total operating expenses                      10,463              14,564                 34,118             34,544

Income (loss) from operations                        1,245                (784)                 5,176              8,929

  Interest expense                                  (1,055)             (1,071)                (3,184)            (3,413)
  Interest income                                      527                 431                  1,507              1,449
  Other expense, net                                  (373)               (854)                (1,426)            (2,758)
                                                ----------          ----------             ----------         ----------
Income (loss) before income taxes                      344              (2,278)                 2,073              4,207

  Income tax provision (benefit)                       121                (798)                   726              1,472
                                                ----------          ----------             ----------         ----------

Net income (loss)                               $      223          $   (1,480)            $    1,347         $    2,735
                                                ==========          ==========             ==========         ==========
Earnings (loss) per share
  Diluted                                       $     0.04          $    (0.28)            $     0.25         $     0.50
                                                ==========          ==========             ==========         ==========
  Basic                                         $     0.04          $    (0.28)            $     0.25         $     0.51
                                                ==========          ==========             ==========         ==========

    The acompanying notes are an integral part of the financial statements.

                                 GEHL COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share data)
                                                             September 28, 2002       December 31, 2001       September 29, 2001
                                                                 (Unaudited)              (Audited)              (Unaudited)
                                                                 -----------              ---------              -----------
ASSETS
 Cash                                                            $    2,339               $    2,248             $    3,146
 Accounts receivable - net                                          106,133                   90,714                 98,130
 Finance contracts receivable - net                                   2,897                    7,511                  9,231
 Inventories                                                         44,173                   52,161                 42,469
 Deferred tax assets                                                 10,171                   10,171                  9,583
 Prepaid expenses and other current assets                            1,981                    1,119                  1,578
                                                                 ----------               ----------             ----------
  Total current assets                                              167,694                  163,924                164,137
                                                                 ----------               ----------             ----------
 Property, plant and equipment - net                                 47,088                   43,431                 43,303
 Finance contracts receivable - net, non-current                      3,515                    5,147                  6,206
 Goodwill                                                            12,556                   12,248                 12,370
 Other assets                                                        13,306                   12,659                 11,193
                                                                 ----------               ----------             ----------
Total assets                                                     $  244,159               $  237,409             $  237,209
                                                                 ==========               ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt obligations                   $      148               $      161             $      188
 Accounts payable                                                    26,872                   30,644                 30,176
 Accrued liabilities                                                 26,366                   25,661                 27,836
                                                                 ----------               ----------             ----------
  Total current liabilities                                          53,386                   56,466                 58,200
                                                                 ----------               ----------             ----------
 Line of credit facility                                             60,269                   55,188                 54,850
 Long-term debt obligations                                           9,092                    9,049                  9,081
 Deferred income taxes                                                2,460                    2,460                  5,096
 Other long-term liabilities                                         17,671                   14,225                  4,059
                                                                 ----------               ----------             ----------
  Total long-term liabilities                                        89,492                   80,922                 73,086
                                                                 ----------               ----------             ----------

 Common stock, $.10 par value, 25,000,000 shares
  authorized, 5,377,055, 5,359,721 and 5,348,755
  shares outstanding, respectively                                      538                      536                    535
 Preferred stock, $.10 par value,
  2,000,000 shares authorized, 250,000 shares
  designated as Series A preferred stock, no
  shares issued                                                           -                        -                      -
 Capital in excess of par                                             6,966                    6,980                  6,663
 Retained earnings                                                   99,775                   98,429                 98,859
 Accumulated other comprehensive loss                                (5,998)                  (5,924)                  (134)
                                                                 ----------               ----------             ----------
  Total shareholders' equity                                        101,281                  100,021                105,923
                                                                 ----------               ----------             ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  244,159               $  237,409             $  237,209
                                                                 ==========               ==========             ==========

    The acompanying notes are an integral part of the financial statements.

                                  GEHL COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands; unaudited)
                                                                                      Nine Months Ended
                                                                      --------------------------------------------------
                                                                         September 28, 2002       September 29, 2001
                                                                         ------------------       ------------------
Cash flows from operating activities
 Net income                                                                  $   1,347                 $   2,735
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation                                                                   3,214                     3,784
  Amortization                                                                     173                       549
  Deferred income taxes                                                              -                    (1,505)
  Restructuring charge (non-cash)                                                    -                     1,754
  Cost of sales of finance contracts                                             1,608                     3,019
  Proceeds from sales of finance contracts                                      73,816                    82,371
  Increase in finance contracts receivable                                     (69,178)                  (74,311)
  Net changes in remaining working capital items                                (8,887)                  (19,034)
                                                                             ---------                 ---------
   Net cash provided by (used for) operating activities                          2,093                      (638)
                                                                             ---------                 ---------
Cash flows from investing activities
 Property, plant and equipment additions - net                                  (6,165)                   (3,104)
 Other                                                                           1,231                       714
                                                                             ---------                 ---------
  Net cash used for investing activities                                        (4,934)                   (2,390)
                                                                             ---------                 ---------
Cash flows from financing activities
 Proceeds from line of credit facility - net                                     5,068                     3,242
 Repayments of other long-term borrowings - net                                 (2,167)                        -
 Proceeds from issuance of common stock                                            544                       170
 Treasury stock purchases                                                         (556)                        -
 Other                                                                              43                       172
                                                                             ---------                 ---------
  Net cash provided by financing activities                                      2,932                     3,584
                                                                             ---------                 ---------
 Net increase in cash                                                               91                       556
 Cash, beginning of period                                                       2,248                     2,590
                                                                             ---------                 ---------
 Cash, end of period                                                         $   2,339                 $   3,146
                                                                             =========                 =========
Supplemental disclosure of cash flow information:
 Cash paid for the following:
  Interest                                                                   $   3,110                 $   3,512
  Income taxes                                                               $     634                 $   1,048


    The acompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2002
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three- and nine-month periods ended September 28, 2002 and September 29, 2001 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the nine-month period ended September 28, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

Note 3 - Inventories

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                                        September 28, 2002           December 31, 2001          September 29, 2001
                                      ------------------------    ------------------------    ------------------------

Raw materials and supplies                  $    15,208                 $    20,309                 $   20,187
Work-in-process                                   2,774                       6,414                      4,435
Finished machines and parts                      46,382                      45,629                     37,458
                                            -----------                 -----------                 ----------

Total current cost value                         64,364                      72,352                     62,080
Adjustment to LIFO basis                        (20,191)                    (20,191)                   (19,611)
                                            -----------                 -----------                 ----------
                                            $    44,173                 $    52,161                 $   42,469
                                            ===========                 ===========                 ==========

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

     For the three-month period ended September 29, 2001, the Company reported a net loss of $1.5 million, which reflected the impact of $0.1 million of goodwill amortization, and basic and diluted loss per share of $0.28. Had the Company adopted SFAS No. 142 on January 1, 2001, the net loss for the three-month period ended September 29, 2001 would have been $1.4 million and basic and diluted loss per share would have been $0.25.

     For the nine-month period ended September 29, 2001, the Company reported net income of $2.7 million, which reflected the impact of $0.4 million of goodwill amortization, and basic and diluted earnings per share of $0.51 and $0.50, respectively. Had the Company adopted SFAS No. 142 on January 1, 2001, net income for the nine-month period ended September 29, 2001 would have been $3.1 million and basic and diluted earnings per share would have been $0.58 and $0.56, respectively.

Note 5 - Accounting Pronouncements

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor's Products." As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the three- and nine-month period ended September 29, 2001 have been restated to conform to the current year presentation. This reclassification had no impact on reported income before income taxes or net income.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the Company's financial position at September 28, 2002 or the results of operations and cash flows for the three- and nine-month periods then ended.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company's financial position at September 28, 2002 or the results of operations and cash flows for the three- and nine-month periods then ended.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which allowed companies engaged in exit and disposal activities to record liabilities for certain costs when the company committed to the exit or disposal plan. SFAS No. 146 requires costs associated with an exit or disposal plan to be recognized and measured initially at fair value only when the liability has been incurred as defined by FASB Concepts Statement 6. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not impact the accounting for the plant rationalization initiatives adopted by the Company on September 26, 2001 (see Note 6 - Restructuring and Other Charges).

Note 6 - Restructuring and Other Charges

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company expected that it would ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction equipment segments, respectively.

     Details of the restructuring charge and related activity are as follows (in thousands):

                                             Employee
                                           Severance and       Write-down of
                                            Termination        Long-lived and
                                             Benefits           Other Assets        Other Exit
                                                                                       Costs             Totals
                                          ----------------    -----------------    --------------    ---------------

Original Reserve                             $    1,635         $    1,754          $      911        $    4,300

   Utilization                                        -              1,754                   -             1,754
                                             ----------         ----------          ----------        ----------
Balance at December 31, 2001 and
March 30, 2002                                    1,635                  -                 911             2,546

    Utilization                                     308                  -                  51               359
                                             ----------         ----------          ----------        ----------
Balance at June 29, 2002                          1,327                  -                 860             2,187

   Utilization                                      433                  -                 159               592
                                             ----------         ----------          ----------        ----------
Balance at September 28, 2002                $      894         $        -          $      701        $    1,595
                                             ==========         ==========          ==========        ==========

     As a result of the plant rationalizations, the Company expected to reduce its workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. During the three- and nine-month period ended September 28, 2002, workforce reductions of 123 and 220, respectively, occurred, which included 111 and 196 employees, respectively, who were terminated with severance payments and termination benefits commencing in April 2002 and continuing into the first quarter of 2003.

     The manufacturing consolidations announced on September 26, 2001 have been completed. Production of Mustang skid loaders has been transferred to the Madison plant. The Lebanon plant was closed in the 2002 first quarter and the production of certain products formerly manufactured at that facility has been outsourced. Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the three- and nine-month periods ended September 28, 2002, the Company expensed $0.3 million and $0.7 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.

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

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

For the three months ended:        September 28, 2002      September 29, 2001
                                  ---------------------   --------------------
Basic shares                                5,414                   5,349
Effect of options                              37                       -
                                            -----                   -----
Diluted shares                              5,451                   5,349
                                            =====                   =====

For the nine months ended:         September 28, 2002      September 29, 2001
                                  ---------------------   --------------------
Basic shares                                5,396                   5,341
Effect of options                              98                     178
                                            -----                   -----
Diluted shares                              5,494                   5,519
                                            =====                   =====

     Accumulated other comprehensive loss is comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $0.2 million and $1.3 million for the three- and nine-month periods ended September 28, 2002, respectively, which reflects the Company's net income reduced by currency translation adjustments. Comprehensive income equaled net income for the three- and nine-month periods ended September 29, 2001.

Note 8 - Business Segments

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments are affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                                          Three Months Ended                        Nine Months Ended
                                ------------------------------------    --------------------------------------
                                 September 28,       September 29,       September 28,         September 29,
                                     2002                2001                2002                  2001
                                ----------------   -----------------    ----------------     -----------------
Net Sales:
  Construction                   $    31,455         $   27,775           $    102,888        $     99,278
  Agricultural                        23,120             30,386                 78,444              93,744
                                 -----------         ----------           ------------        ------------
    Consolidated                 $    54,575         $   58,161           $    181,332        $    193,022
                                 ===========         ==========           ============        ============

Income (loss) from Operations:
  Construction                   $     1,206        ($    1,488)          $      3,480        $      2,183
  Agricultural                            39                704                  1,696               6,746
                                 -----------         ----------           ------------        ------------
    Consolidated                 $     1,245        ($      784)          $      5,176        $      8,929
                                 ===========         ==========           ============        ============

     The following table reflects segment operating income (in thousands) excluding the restructuring and other charges incurred during the three- and nine-months ended September 28, 2002 of $0.3 million and $0.7 million, respectively, and the restructuring and strategic review process costs of $4.3 million and $0.5 million, respectively, incurred during the three- and nine-months ended September 29, 2001:

                                          Three Months Ended                        Nine Months Ended
                                ------------------------------------    --------------------------------------
                                 September 28,       September 29,       September 28,         September 29,
                                     2002                2001                2002                  2001
                                ----------------   -----------------    ----------------     -----------------
Income from Operations:
  Construction                   $  1,458            $  1,543             $    3,806          $    5,214
  Agricultural                        120               2,486                  2,095               8,528
                                 --------            --------             ----------          ----------
    Consolidated                 $  1,578            $  4,029             $    5,901          $   13,742
                                 ========            ========             ==========          ==========

Note 9 - Stock Repurchases

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three- and nine-month periods ended September 28, 2002, the Company repurchased 35,000 and 47,800 shares, respectively, in the open market under this authorization at an aggregate cost of $0.4 and $0.6 million, respectively. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATION OF GEHL GMBH

     Effective January 1, 2002, the Company has accounted for its investment in a German distribution operation (Gehl GmbH) as a consolidated subsidiary, as a result of the Company's controlling influence on the operations of Gehl GmbH as of such date. Prior to January 1, 2002, the Company recorded its investment in Gehl GmbH under the equity method. The impact of the Gehl GmbH consolidation is discussed below.

RESTRUCTURING AND OTHER CHARGES

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company expected that it would ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction equipment segments, respectively.

     Details of the restructuring charge and related activity are as follows (in thousands):

                                             Employee
                                           Severance and       Write-down of
                                            Termination        Long-lived and       Other Exit
                                             Benefits           Other Assets           Costs             Totals
                                          ----------------    -----------------    --------------    ---------------

Original Reserve                             $    1,635         $    1,754          $      911        $    4,300

   Utilization                                        -              1,754                   -             1,754
                                             ----------         ----------          ----------        ----------
Balance at December 31, 2001 and
March 30, 2002                                    1,635                  -                 911             2,546

    Utilization                                     308                  -                  51               359
                                             ----------         ----------          ----------        ----------
Balance at June 29, 2002                          1,327                  -                 860             2,187

   Utilization                                      433                  -                 159               592
                                             ----------         ----------          ----------        ----------
Balance at September 28, 2002                $      894         $        -          $      701        $    1,595
                                             ==========         ==========          ==========        ==========

     As a result of the plant rationalizations, the Company expected to reduce its workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. During the three- and nine-month period ended September 28, 2002, workforce reductions of 123 and 220, respectively, occurred, which included 111 and 196 employees, respectively, who were terminated with severance payments and termination benefits commencing in April 2002 and continuing into the first quarter of 2003.

     The manufacturing consolidations announced on September 26, 2001 have been completed. Production of Mustang skid loaders has been transferred to the Madison plant. The Lebanon plant was closed in the 2002 first quarter and the production of certain products formerly manufactured at that facility has been outsourced. Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the three- and nine-month periods ended September 28, 2002, the Company expensed $0.3 million and $0.7 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.

RESULTS OF OPERATIONS

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

Net Sales

     Net sales for the three months ended September 28, 2002 ("2002 third quarter") were $54.6 million compared to $58.2 million in the three months ended September 29, 2001 ("2001 third quarter"), a decrease of $3.6 million or 6%. Excluding $2.3 million of net sales resulting from the consolidation of Gehl GmbH, net sales decreased 10% from the 2001 third quarter.

     Construction equipment segment net sales were $31.5 million in the 2002 third quarter compared to $27.8 million in the 2001 third quarter, an increase of $3.7 million or 13%. Excluding $2.3 million of net sales resulting from the consolidation of Gehl GmbH, construction equipment segment net sales increased 5% from the 2001 third quarter. Demand for the new compact tracked loader, which was introduced in the second quarter of 2002, was strong during the 2002 third quarter. Contributions from telescopic handlers and compact excavator models sold through the Mustang distribution channel, the introduction of new all-wheel steer loaders in the 2002 third quarter, and net sales from the Company's new attachment business positively impacted construction equipment segment net sales in the 2002 third quarter. These increases in construction equipment segment net sales were partially offset by the continued sluggish market for telescopic handlers as industry conditions for that product line continued to remain challenging.

     Agricultural equipment segment net sales were $23.1 million in the 2002 third quarter, compared to $30.4 million in the 2001 third quarter, a decrease of $7.3 million or 24%. Agricultural implement net sales were adversely impacted by a significant decline in milk prices in the 2002 third quarter compared to milk prices in the 2001 third quarter, as well as drought conditions in certain regions of the United States. In addition, shipments of skid loaders were lower in the 2002 third quarter than 2001's comparable period. Partially offsetting these reductions were the favorable impacts of the new compact tracked loader introduced in the second quarter of 2002, new all-wheel steer loaders introduced in the 2002 third quarter, and increased sales from the Company's new attachment business.

     Of the Company's total net sales reported for the 2002 third quarter, $9.8 million were made outside of the United States compared with $8.1 million in the 2001 third quarter. The increase in exports was due primarily to the consolidation of Gehl GmbH.

Gross Profit

     Gross profit was $11.7 million in the 2002 third quarter compared to $13.8 million in the 2001 third quarter, a decrease of $2.1 million or 15%. Gross profit as a percent of net sales (gross margin) was 21.5% for the 2002 third quarter compared to 23.7% for the 2001 third quarter. Gross margin for the construction equipment segment was 22.6% in the 2002 third quarter compared with 21.6% for the 2001 third quarter. The increase in the construction equipment segment gross margin during the 2002 third quarter was primarily due to the levels of discounts and sales incentives associated with the mix of products shipped as well as improved manufacturing efficiencies. Gross margin for the agricultural equipment segment was 19.9% in the 2002 third quarter compared to 25.6% in the 2001 third quarter. The decrease in the agricultural equipment segment gross margin was due to continued significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production volume and a less favorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.1 million, or 18.5% of net sales, in the 2002 third quarter compared to $9.8 million, or 16.8% of net sales, in the 2001 third quarter. The increase was primarily due to the consolidation of Gehl GmbH effective January 1, 2002. These costs were partially offset by cost reduction initiatives implemented by the Company, including impacts from the previously announced plant rationalization project. The increased selling, general and administrative expenses, combined with a lower level of net sales during the 2002 third quarter, contributed to the Company's increased selling, general and administrative expenses as a percentage of net sales. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, selling, general and administrative expenses for the 2001 third quarter would have been $9.6 million.

Income (Loss) from Operations

     Income from operations in the 2002 third quarter was $1.2 million compared to a loss of ($0.8) million in the 2001 third quarter. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, the loss from operations for the 2001 third quarter would have been ($0.7) million.

     Excluding the restructuring and other charges incurred in the 2002 third quarter, income from operations was $1.6 million. Excluding the restructuring and strategic review process costs incurred in the 2001 third quarter and assuming the Company had adopted SFAS No. 142 on January 1, 2001, income from operations was $4.1 million.

Interest Expense

     Interest expense was $1.1 million in the 2002 and the 2001 third quarter. A decline in the Company's borrowing rate in the 2002 third quarter when compared to the 2001 third quarter had a favorable impact on interest expense during the quarter. The favorable impact of a reduced borrowing rate was offset by an increase in the Company's average outstanding debt due to increases in working capital and the consolidation of Gehl GmbH, effective January 1, 2002.

Other Expense, Net

     Other expense, net was $0.4 million in the 2002 third quarter compared to $0.9 million in the 2001 third quarter, a decrease of $0.5 million. The reduction was primarily due to decreases in the costs of selling finance contracts (due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates) compared to the 2001 third quarter.

Net Income (Loss)

     Net income was $0.2 million in the 2002 third quarter compared with a net loss of ($1.5) million in the 2001 third quarter. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, the net loss for the 2001 third quarter would have been ($1.4) million.

     Excluding the restructuring and other charges, net of tax, incurred in the 2002 third quarter, net income was $0.4 million. Excluding the restructuring and strategic review process costs, net of tax, incurred in the 2001 third quarter and assuming the Company had adopted SFAS No. 142 on January 1, 2001, net income was $1.7 million.

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

Net Sales

     Net sales for the nine months ended September 28, 2002 ("2002 nine months") were $181.3 million compared to $193.0 million in the nine months ended September 29, 2001 ("2001 nine months"), a decrease of $11.7 million or 6%. Excluding $7.2 million of net sales resulting from the consolidation of Gehl GmbH, net sales decreased 10% from the 2001 nine months.

     Construction equipment segment net sales were $102.9 million in the 2002 nine months compared to $99.3 million in the 2001 nine months, an increase of $3.6 million or 4%. Excluding $7.2 million of net sales resulting from the consolidation of Gehl GmbH, net sales decreased 4% from the 2001 nine months. Demand for the new compact tracked loaders has been strong since its introduction in the second quarter of 2002. In addition, construction equipment segment net sales for the 2002 nine months benefited from the introduction of new all-wheel steer loaders in the 2002 third quarter, contributions from telescopic handlers and compact excavator models sold through the Mustang distribution channel and net sales from the Company's new attachment business. These increases in construction equipment segment net sales were more than offset by the continued downward trend in telescopic handler shipments due to the sluggish market for this product as industry conditions for this product line continued to remain challenging.

     Agricultural equipment segment net sales were $78.4 million in the 2002 nine months, compared to $93.7 million in the 2001 nine months, a decrease of $15.3 million or 16%. Agricultural implement net sales were adversely impacted by the significant decline in milk prices from those during the 2001 nine months as well as drought conditions in certain regions of the United States. Good demand for the new compact tracked loaders introduced in the 2002 second quarter, the introduction of new all-wheel steer loaders in the 2002 third quarter, increased shipments of compact excavators to select rural equipment dealers, and increased sales from the Company's new attachment business partially offset reduced agricultural implement and skid loader net sales in the 2002 nine months.

     Of the Company's total net sales reported for the 2002 nine months, $34.1 million were made outside of the United States compared with $27.0 million in the 2001 nine months. The increase in exports was due primarily to the consolidation of Gehl GmbH.

Gross Profit

     Gross profit was $39.3 million in the 2002 nine months compared to $43.5 million in the 2001 nine months, a decrease of $4.2 million or 10%. Gross profit as a percent of net sales (gross margin) was 21.7% for the 2002 nine months compared to 22.5% for the 2001 nine months. Gross margin for the construction equipment segment was 21.6% in the 2002 nine months compared with 20.2% for the 2001 nine months. The increase in the construction equipment segment gross margin during the 2002 nine months was primarily due to the levels of discounts and sales incentives associated with the mix of products shipped as well as improved manufacturing efficiencies. Gross margin for the agricultural equipment segment was 21.8% in the 2002 nine months compared to 24.9% in the 2001 nine months. The decrease in the agricultural equipment segment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production volume and a less favorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $33.4 million, or 18.4% of net sales, in the 2002 nine months compared to $29.7 million, or 15.4% of net sales in the 2001 nine months. The increase is primarily due to the consolidation of Gehl GmbH effective January 1, 2002 and expenses associated with the Company's attachment business that was launched in July 2001. These costs, combined with a lower level of net sales during the 2002 nine months, contributed to the Company's increased selling, general and administrative expenses as a percentage of net sales. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, selling, general and administrative expenses for the 2001 nine months would have been $29.4 million.

Income from Operations

     Income from operations in the 2002 nine months was $5.2 million compared to $8.9 million in the 2001 nine months. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, income from operations for the 2001 nine months would have been $9.3 million.

     Excluding the restructuring and other charges incurred in the 2002 nine months, income from operations was $5.9 million. Excluding the restructuring and strategic review process costs incurred in the 2001 nine months and assuming the Company had adopted SFAS No. 142 on January 1, 2001, income from operations was $14.1 million.

Interest Expense

     Interest expense was $3.2 million in the 2002 nine months compared to $3.4 million in the 2001 nine months. The decrease was due to the decline in the Company's borrowing rate in the 2002 nine months when compared to the 2001 nine months. The favorable impact of a reduced borrowing rate was offset, in part, by an increase in the Company's average outstanding debt due to increases in working capital and the consolidation of Gehl GmbH, effective January 1, 2002.

Other Expense, Net

     Other expense, net was $1.4 million in the 2002 nine months compared to $2.8 million in the 2001 nine months, a decrease of $1.4 million. Decreases in the costs of selling finance contracts (due to lower discount rates required by third party purchasers of such contracts as a result of the general downward trend of overall interest rates) as well as a reduction in the number of contracts sold had a favorable impact on other expense, net.

Net Income

     Net income was $1.3 million in the 2002 nine months compared to $2.7 million in the 2001 nine months. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, net income for the 2001 nine months would have been $3.1 million.

     Excluding the restructuring and other charges, net of tax, incurred in the 2002 nine months, net income was $1.8 million. Excluding the restructuring and strategic review process costs, net of tax, incurred in the 2001 third quarter and assuming the Company had adopted SFAS No. 142 on January 1, 2001, net income was $6.2 million.

FINANCIAL CONDITION

     The Company's working capital was $114.3 million at September 28, 2002, as compared to $107.5 million at December 31, 2001, and $105.9 million at September 29, 2001. The increase since December 31, 2001 and September 29, 2001 was due primarily to: 1) increases in accounts receivable related to new products introduced throughout 2001, such as new skid loader models, the introduction of the new compact tracked loaders and all-wheel steer loaders in the 2002 second and third quarters, respectively, the introduction of the Company's new attachment business which was launched in July 2001, and the shipment of compact excavators and mini-loaders into the agriculture distribution channel; 2) the consolidation of Gehl GmbH as of January 1, 2002 (primarily impacting inventory); and 3) increases in accounts receivable related to seasonality (only impacting the increase since December 31, 2001). The increases were offset, in part, by a reduction in inventories (only impacting the change since December 31, 2001) and finance contracts receivable.

     Capital expenditures for property, plant and equipment during the 2002 nine months were approximately $6.2 million. The Company does not anticipate making any significant capital additions during the remainder of the fiscal year. As of September 28, 2002, the Company has made capital expenditures of approximately $4.8 million to substantially complete an expansion of the Madison, South Dakota plant necessary to accommodate the transfer of Mustang skid loader production from Owatonna, Minnesota to the Madison facility. The Company believes that its present facilities, with the completion of the Madison, South Dakota expansion project, will be sufficient to provide adequate capacity for its operations through 2003.

     As of September 28, 2002, the weighted-average interest rate paid by the Company on outstanding borrowings under its credit facility was 4.69%. The Company had available unused borrowing capacity of $12.2 million, $18.2 million and $18.3 million under the facility at September 28, 2002, December 31, 2001, and September 29, 2001, respectively. At September 28, 2002, December 31, 2001, and September 29, 2001, the Company's outstanding borrowings under the facility were $60.3 million, $55.2 million and $54.9 million, respectively. In addition, the Company had short-term letters of credit totaling $1.2 million outstanding at September 28, 2002 due to the factoring of receivables by a supplier. The Company believes the existing facility will provide sufficient borrowing capacity for the Company to finance its operations for the foreseeable future.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At September 28, 2002, the Company serviced $155.2 million of such contracts, of which $148.1 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At September 28, 2002, shareholders' equity had decreased $4.6 million to $101.3 million from $105.9 million at September 29, 2001. This decrease primarily reflected the impact of the minimum pension liability adjustment recorded in 2001 offset by the net income earned from

September 29, 2001 to September 28, 2002. The Company is reviewing, with the assistance of its actuaries, any adjustment that may be required to the minimum pension liability prior to December 31, 2002. Any such adjustment is expected to impact only the Company's balance sheet.

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three- and nine-month periods ended September 28, 2002, the Company repurchased 35,000 and 47,800 shares, respectively, in the open market under this authorization at an aggregate cost of $0.4 and $0.6 million, respectively. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

     There have been no material changes to the annual maturities of debt obligations, nor to the future minimum non-cancelable operating lease payments as disclosed in Notes 5 and 12, respectively, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor's Products." As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the three- and nine-month period ended September 29, 2001 have been restated to conform to the current year presentation. This reclassification had no impact on reported income before income taxes or net income.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The statement will be effective for years beginning after September 29, 2002. Management has not yet completed its evaluation of the impact, if any, of the adoption of this statement.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 had no impact on the Company's financial position at September 28, 2002 or the results of operations and cash flows for the three- and nine-month periods then ended.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company's financial position at September 28, 2002 or the results of operations and cash flows for the three- and nine-month periods then ended.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of results of operations and financial condition is based on the Company's condensed consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and materially impact the carrying value of the assets and liabilities. The Company believes the following accounting policies are critical to the Company's business operations and the understanding of the Company's results of operations and financial condition.

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

     Product Liability - The Company directly assumes all liability for costs associated with claims up to specified limits in any policy year and, as such, records an estimated reserve for product liability. The Company's reserve for product liability is based on the best estimate of the amounts necessary to resolve future and existing claims.

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

OUTLOOK

     The continuing difficult economic conditions in the U.S. continue to forestall the anticipated recovery. As a result of the stagnant economic conditions, combined with a six week, temporary suspension of production at the Company's West Bend, Wisconsin manufacturing facility commencing November 25, 2002, and the expectation that very competitive conditions will continue at least through year-end, the Company now believes its full year's earnings per diluted share will be in the range of $.25 to $.30. This forecast excludes restructuring expenses that will be incurred in 2002 which are projected to lower the full-year 2002 earnings per diluted share by $.15 to $.20 for period costs, which are recorded as incurred.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         Exhibit No.      Document Description

         4.1 Amendment to Rights Agreement, dated as of September 20, 2002, by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company.

         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

         99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on July 25, 2002 reporting (under Item 9) the Company's financial results for the three months ended June 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEHL COMPANY

Date:  November 12, 2002                 By:    /s/ William D. Gehl
                                                --------------------------------
                                                William D. Gehl
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:  November 12, 2002                 By:    /s/ Kenneth P. Hahn
                                                --------------------------------
                                                Kenneth P. Hahn
                                                Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                 CERTIFICATIONS

I, William D. Gehl, Chairman of the Board, President and Chief Executive Officer of Gehl Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Gehl Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                  /s/ William D. Gehl
                                         ------------------------------
                                         William D. Gehl
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer (Principal Executive Officer)



I, Kenneth P. Hahn, Vice President of Finance and Chief Financial Officer of Gehl Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Gehl Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                     /s/Kenneth P. Hahn
                                            ------------------------------------
                                            Kenneth P. Hahn
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS

Exhibit
 No.         Document Description
-------      --------------------

4.1 Amendment to Rights Agreement, dated as of September 20, 2002, by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company.

99.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350.

99.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350.