Form 10-K
period 2002-12-31
GEHL CO
filed 2003-03-07
CIK 856386

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            _________________________


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from __ to __

                         Commission file number 0-18110

                                  Gehl Company
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                 39-0300430
    ------------------------------           ----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          143 Water Street, West Bend, WI                            53095
       -------------------------------------                        --------
      (Address of principal executive office)                      (Zip Code)


        Registrant's telephone number, including area code (262) 334-9461

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                       -----------------------------------
                                (Title of class)

                       Rights to Purchase Preferred Shares
                       -----------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes       No X
   ---      ---

     Aggregate market value of voting stock held by non-affiliates of the registrant: $49,644,063 at February 14, 2003.

     Number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2003:


                 Class                             Shares Outstanding
      ----------------------------                 ------------------
      Common Stock, $.10 Par Value                      5,376,984

                       DOCUMENTS INCORPORATED BY REFERENCE

        Gehl Company 2002 Annual Report to Shareholders (Parts I and II)
                Gehl Company Proxy Statement for the 2003 Annual
            Meeting of Shareholders (to be filed with the Commission
            under Regulation 14A within 120 days after the end of the
                   registrant's fiscal year end and, upon such
             filing, to be incorporated by reference into Part III)

                                  GEHL COMPANY
                                _________________

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For The Year Ended December 31, 2002
                                                                            Page
                                                                            ----
Part I

Item 1      Business ........................................................ 1

Item 2      Properties....................................................... 8

Item 3      Legal Proceedings................................................ 8

Item 4      Submission of Matters to a Vote of Security Holders.............. 8

            Executive Officers of the Registrant............................. 9

Part II

Item 5      Market for Registrant's Common Equity and Related
                Shareholder Matters..........................................11

Item 6      Selected Financial Data..........................................11

Item 7      Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................11

Item 7A     Quantitative and Qualitative Disclosures About Market Risk.......11

Item 8      Financial Statements and Supplementary Data......................11

Item 9      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................11

Part III

Item 10     Directors and Executive Officers of the Registrant...............12

Item 11     Executive Compensation...........................................12

Item 12     Security Ownership of Certain Beneficial Owners
                and Management and Related Shareholder Matters...............12

Item 13     Certain Relationships and Related Transactions...................12

Item 14     Controls and Procedures..........................................13

Part IV

Item 15     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K..........................................14

            Signatures.......................................................15

            Certifications...................................................16

                                     PART I
                                     ------

ITEM 1. BUSINESS.

Overview
--------

     Gehl Company (the "Company" or "Gehl") designs, manufactures, sells and finances equipment used in the light construction equipment and the agriculture equipment industries. Construction equipment is comprised of skid loaders, telescopic handlers, asphalt pavers, compact excavators, compact track loaders, all-wheel-steer loaders and compact loaders and is sold to contractors, sub-contractors, owner operators, rental stores and municipalities. The Company generally markets its construction equipment under the Gehl(R) and Mustang(R) brand names. Agriculture equipment is sold to customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid loaders, telescopic handlers, compact excavators, compact tracked loaders, all-wheel-steer loaders, compact loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is one of the largest non-tractor agriculture equipment manufacturers in North America. In addition, the Company launched a new attachment business, Compact Equipment Attachments, Inc., in July 2001. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

     Effective January 1, 2002, the Company began accounting for its investment in a German distribution operation ("Gehl Europe") as a consolidated subsidiary as a result of the Company's controlling influence on the operations of Gehl Europe as of such date. Prior to January 1, 2002, the Company accounted for its investment in Gehl Europe under the equity method.

     During 2002, the Company substantially completed a restructuring plan that was commenced in the third quarter of 2001 in order to reduce costs through several major plant rationalization initiatives which included consolidating certain operations. Under these initiatives, the Company closed its manufacturing facility in Lebanon, Pennsylvania and outsourced the manufacturing of products. The Company also transferred the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. Construction equipment is now manufactured in two South Dakota facilities and Agriculture equipment is manufactured in plants in Wisconsin and South Dakota.

     The Company intends that certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets, projected sales, costs, earnings and capital spending, and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company "believes," "anticipates," "expects" or "estimates" or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of the filing hereof. Factors that could cause such a variance include, but are not limited to, a delay in the expected general economic recovery, unanticipated changes in capital market conditions, the Company's ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, the Company's ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are only made as of the date of the filing hereof, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's future expectations are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.


Business Segments
-----------------

     The Company operates in two business segments, construction equipment and agriculture equipment. The following table shows certain information relating to the Company's segments:

                                                                      (dollars in thousands)

                                                                     Years ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                             2000                             2001                               2002
                                  ---------------------------       --------------------------       -----------------------------
                                    Amount             %              Amount             %              Amount              %
                                  -----------       ---------       -----------       ---------       -----------       ----------
Net sales:
  Construction Equipment           $148,611            59.4%         $122,344            50.9%        $ 135,080            58.1%

  Agriculture Equipment             101,426            40.6           118,050            49.1            97,485            41.9
                                  -----------       ---------       -----------       ---------       -----------       ----------
    Total                          $250,037           100.0%         $240,394           100.0%        $ 232,565           100.0%
                                  ===========       =========       ===========       =========       ===========       ==========

Income from operations:

  Construction Equipment            $14,028            63.8%           $2,270            25.4%        $   4,306            83.5%

  Agriculture Equipment               7,957            36.2             6,673            74.6               851            16.5
                                  -----------       ---------       -----------       ---------       -----------       ----------
    Total                           $21,985           100.0%           $8,943           100.0%        $   5,157           100.0%
                                  ===========       =========       ===========       =========       ===========       ==========

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve profitability by consolidating certain operations. During 2002, under these initiatives, the Company closed its manufacturing facility in Lebanon, Pennsylvania and outsourced the manufacturing of products. The Company also transferred the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota to its recently expanded skid steer facility in Madison, South Dakota. In implementing these actions, a $4.3 million charge was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agriculture and Construction segments, respectively. Additionally, during 2002, the Company expensed $1.0 million of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve. Of the $1.0 million expense recorded in 2002, $.5 million and $.5 million related to the Agriculture and Construction segments, respectively.

     The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agriculture equipment markets, see Note 16 of "Notes to Consolidated Financial Statements", included on Pages 30 and 31 of the Gehl Company 2002 Annual Report to Shareholders, which pages are incorporated by reference herein.

Construction Equipment
----------------------

Products:

     Construction equipment is marketed in the following seven product areas:

     1. Skid Loaders - The Company's skid loader line consists of a broad range of products offered through the Gehl and Mustang brands. The skid loader line features a choice of hand-operated T-bar controls, hand only or hand and foot controls. The skid loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

     2. Telescopic Handlers - The Company's telescopic handler line consists of a broad range of products offered through the Gehl and Mustang brands. These telescopic handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers, building contractors and farmers.

     3. Asphalt Pavers - Two models of Power Box(R) pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

     4. Compact Excavators - The Company's compact excavator line consists of a broad range of products offered through the Gehl and Mustang brands. The units range in size from 1.5 metric tons to 11.5 metric tons. All units come standard with auxiliary hydraulics. An industry exclusive frame leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

     5. Compact-loader - Gehl offers an articulated unit, powered by a 20 horsepower engine. It is one of the only compact-loaders offered in the industry where the operator is seated on the unit. Offered with a wide variety of attachments, the principal applications for this product are landscaping, nursery and material handling.

     6. All-wheel-steer Loaders - The Company offers multiple all-wheel-steer loaders through the Gehl and Mustang brands with either conventional or telescopic booms and an industry exclusive all-wheel-steer design. The units range from 60 horsepower to 83 horsepower and are used in general construction, building contractors and material producers.

     7. Compact track loaders - The Company offers multiple compact track loaders through the Gehl and Mustang brands. With a dedicated rubber track, these machines are especially useful in soft or muddy conditions. They offer low ground pressure and high floatation and are used in landscaping, nursery and general construction applications.

Marketing and Distribution:

     The Company maintains a separate distribution system for Construction equipment. The Company markets its Construction equipment in North America through approximately 265 independent dealers (with 825 outlets) and worldwide through approximately 110 distributors. The Company has no Company-owned dealers, and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of Construction equipment accounted for approximately 10% of the Company's sales for the year ended December 31, 2002; however, no single dealer or distributor accounted for more than 2% of the Company's sales for that period. Sales of the Construction equipment skid loader product line accounted for more than 25% of the Company's net sales in 2000, 2001 and 2002. Sales of the Construction equipment telescopic handler product line accounted for more than 12% of the Company's net sales in 2000, 2001 and 2002.

     The Company believes that maintenance and expansion of its dealer network is important to its success in the light construction equipment market. The Company also believes that it needs to continue to further develop sales relationships with rental companies to meet the demands of the changing marketplace. Various forms of support are provided for its Construction equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The construction equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, warranty and service assistance, and regional field service representatives who assist in training and providing routine dealer service support functions. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

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


Agriculture Equipment
---------------------

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

     3. Material Handling - This line consists of a broad range of Gehl skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders and the compact-loader. The skid loader, telescopic handler, compact excavator, compact track loader, all-wheel-steer loader and compact-loader product lines are marketed by dealers who handle Agriculture equipment and by dealers who handle Construction equipment.

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

     5. Feedmaking - The Company offers the Gehl Mix-All(R) line of grinder mixers, a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution:

     In North America, Gehl's agriculture equipment is sold through approximately 350 geographically dispersed dealers (with 390 outlets). Fifty of these dealers are located in Canada. Agriculture equipment is also marketed through approximately 15 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agriculture equipment manufacturers.

     It has been and remains the Company's objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific Agriculture dealer or group of dealers. The top ten dealers and distributors in Agriculture equipment accounted for approximately 7% of the Company's sales for the year ended December 31, 2002 and no one dealer or distributor accounted for over 1% of the Company's sales during that period. Sales of the Agriculture equipment skid loader product line accounted for more than 14% of the Company's net sales in 2000, 2001 and 2002.

     The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

     The Company employs district sales managers to assist its agriculture equipment dealers in the promotion and sale of its products and regional service managers to assist in warranty and servicing matters. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

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

Backlog
-------

     The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2002 was $20.9 million versus $18.0 million at December 31, 2001. Virtually all orders in the backlog at December 31, 2002 are expected to be shipped in 2003.

Floor Plan and Retail Financing
-------------------------------

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

Retail Financing:

     The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance(R), the Company's finance division. Retail financing is provided in Canada by third parties at rates subsidized by the Company. In general, the Company does not offer or sponsor retail financing outside of North America.

     The Company maintains arrangements with third parties pursuant to which the Company sells, with recourse, the Company's retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. See Note 2 of "Notes to Consolidated Financial Statements," Pages 24 and 25, and "Management's Discussion and Analysis," Page 14 of the Gehl Company 2002 Annual Report to Shareholders, which pages are incorporated by reference herein.

Employees
---------

     As of December 31, 2002, the Company had 716 employees, of which 390 were hourly employees and 326 were salaried employees. At the production facilities in West Bend, Wisconsin, one of three Gehl production facilities, 142 hourly employees are covered by a collective bargaining agreement with the United Paperworkers International Union (formerly the Allied Industrial Workers) which expires December 15, 2006. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company's facilities during the past twenty-nine years.

Manufacturing
-------------

     The Company has recently expanded its South Dakota skid loader manufacturing facility in order to accommodate the transfer of Mustang skid loader production previously manufactured in Owatonna, Minnesota. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2003.

     Component parts needed in the manufacture of the Company's equipment are primarily produced by the Company. The Company obtains raw materials (principally steel), component parts that it does not manufacture (mostly engines and hydraulics) and supplies from third party suppliers. Substantially all such materials and components used are available from a number of sources. The Company is not dependent on any supplier that cannot be readily replaced and has not experienced difficulty in obtaining necessary purchased materials.

     In addition to the equipment it manufactures, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for less than 13% of the Company's net sales in 2002.

Research and Development
------------------------

     The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company's research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $3.2 million, $3.0 million and $3.1 million on research and development for the years ended December 31, 2002, 2001 and 2000, respectively.

Patents and Trademarks
----------------------

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

Export Sales
------------

     For information regarding the Company's export sales, see "Management's Discussion and Analysis," page 11, of the Gehl Company 2002 Annual Report to Shareholders, which page is incorporated by reference herein.

ITEM 2. PROPERTIES.

     The following table sets forth certain information as of December 31, 2002, relating to the Company's principal manufacturing facilities. See "Management's Discussion and Analysis - Liquidity and Capital Resources, Capital Expenditures," Page 14, of the Gehl Company 2002 Annual Report to Shareholders, which page is incorporated by reference herein. For information regarding collateral pledges, see Note 7 of "Notes to Consolidated Financial Statements", included on Page 26, of the Gehl Company 2002 Annual Report to Shareholders, which page is incorporated by reference herein.


                      Approximate       Owned or       Principal Uses
                      Floor Area in     Leased         --------------
                      Square Feet       ------
                      -----------

West Bend, WI           450,000          Owned         General offices and engineering,
                                                       research and development and
                                                       manufacture of Agriculture
                                                       equipment

Madison, SD             260,000          Owned         Manufacture of Gehl and Mustang
                                                       skid loaders for dealers of
                                                       Construction equipment and
                                                       Agriculture equipment

Yankton, SD             130,000          Owned         Manufacture of Construction
                                                       equipment

Lebanon, PA(2)          170,000          Owned(1)

Owatonna, MN(2)         235,000          Owned


     (1) This facility is financed with the proceeds from the sale of industrial development bonds maturing in 2010.

     (2) The Company ceased manufacturing at this plant in conjunction with its plant rationalization initiatives announced in September 2001. This plant is currently for sale.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

Executive Officers of the Registrant.
------------------------------------

     Set forth below is certain information concerning the executive officers of the Company as of February 1, 2003:

Name, Age and Position                                Business Experience
----------------------                                -------------------
William D. Gehl, 56,                                  Mr. Gehl has served as Chairman of the
  Chairman, President, Chief Executive                Board of Directors of the Company since
  Officer and Director                                April, 1996.  Mr. Gehl has served as
                                                      President and Chief Executive Officer
                                                      of the Company since November, 1992
                                                      and has served as a director of the
                                                      Company since 1987.

Malcolm F. Moore, 52,                                 Mr. Moore has served as Executive Vice
  Executive Vice President and                        President and Chief Operating Officer
  Chief Operating Officer                             since joining the Company in August,
                                                      1999. From 1997 to 1999, Mr. Moore was
                                                      associated with The Moore Group (a
                                                      private investment consulting firm
                                                      focused on the thermal processing
                                                      equipment industry). From 1996 to
                                                      1997, Mr. Moore served as President
                                                      and Chief Executive Officer of
                                                      Pangborn Corporation (a manufacturer
                                                      of blast cleaning and surface
                                                      preparation systems and equipment).
                                                      From 1993 to 1996, Mr. Moore served
                                                      as President of LINAC Holdings, (the
                                                      U.S. financial Holding Co. for all the
                                                      U.S. based thermal processing equipment
                                                      companies owned by Ruhrgas AG).

Kenneth P. Hahn, 45,                                  Mr. Hahn joined the Company as Corporate
  Vice President of Finance and                       Controller in April, 1988. Mr. Hahn was
  Chief Financial Officer                             appointed Vice President of Finance in
                                                      February, 1997 and became Chief Financial
                                                      Officer in January, 1999.

Daniel M. Keyes, 34,                                  Mr. Keyes joined the Company as Vice
  Vice President Sales and Marketing                  President Sales and Marketing in December
                                                      2000. From 1996 until joining the
                                                      Company, Mr. Keyes held a variety of
                                                      senior marketing management positions,
                                                      most recently, Director, Strategic
                                                      Accounts, with CNH Global NV (a
                                                      manufacturer of agricultural and
                                                      construction equipment).

Michael J. Mulcahy, 56,                               Mr. Mulcahy has served as General Counsel
  Vice President, Secretary                           of the Company since 1974 and became
  and General Counsel                                 Secretary in 1977 and a Vice President in
                                                      1986.

Kenneth H. Feucht, 54                                 Mr. Feucht has served as Vice President
  Vice President of Human Resources                   of Human Resources since May, 2002.  Mr.
                                                      Feucht was Director of Human Resources
                                                      from 1999 to 2002 and Manager of Human
                                                      Resources from 1993 to 1999.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS.

     Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. N.C. Babson, T. J. Boldt, J. T. Byrnes, F. J. Fotsch, K. Helletzgruber, J. W. Splude and H. Viets) received on December 31, 2002 a grant of shares of Company common stock as part of their annual retainer fee. An aggregate of 4,018 shares of Company common stock were granted under the Director Stock Grant Plan. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     Information required by this item is also included on Pages 32 and 33 of the Gehl Company 2002 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is included on Page 32 of the Gehl Company 2002 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item is included on Pages 10 through 17 of the Gehl Company 2002 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this item is included on Page 16 of the Gehl Company 2002 Annual Report to Shareholders, which page is hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is included on Page 9 and Pages 18 through 31 of the Gehl Company 2002 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement")1. Information with respect to executive officers of the Company appears at the end of Part I, Pages 9 through 10, of this Annual Report on Form 10-K. Pursuant to Instruction G, the information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     Pursuant to Instruction G, the information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference herein from the caption "Principal Shareholders" set forth in the Proxy Statement.

     The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

------------------------------ ------------------------------ ----------------------------- -----------------------------------
        Plan category           Number of securities to be     Weighted-average exercise      Number of securities remaining
                                issued upon the exercise of       price of outstanding        available for future issuance
                                   outstanding options,       options, warrants and rights   under equity compensation plans
                                    warrants and rights                                      (excluding securities reflected
                                                                                                   in the first column)
------------------------------ ------------------------------ ----------------------------- -----------------------------------
Equity compensation plans                  977,937                         $13.58                           35,838
approved by security holders
------------------------------ ------------------------------ ----------------------------- -----------------------------------
Equity compensation plans
not approved by security
holders                                      -                             -                                 9,894
------------------------------ ------------------------------ ----------------------------- -----------------------------------
Total                                      977,937                         $13.58                           45,732
------------------------------ ------------------------------ ----------------------------- -----------------------------------

     The Company's only equity compensation plan not approved by security holders is the Gehl Company Director Stock Grant Plan. Under that plan, on December 31 of each year, each of the non-employee directors of the Company is granted shares of the Company's common stock with a market value of $5,000 as part of each director's annual retainer fee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Miscellaneous - Certain Transactions" set forth in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

     The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10-K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
________________________________________________________________________________

(1) The Proxy Statement will be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

     (a)  1 and 2. Financial statements and financial statement schedule.

          Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on Page 18 hereof.

          3. Exhibits.

          Reference is made to the separate exhibit index contained on Pages 21 through 26 hereof.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GEHL COMPANY

Date:  March 6, 2003                 By /s/  William D. Gehl
                                       --------------------------------
                                             William D. Gehl,
                                             Chairman of the Board, President
                                              and Chief Executive Officer

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

    Signature                                   Title                                       Date
    ---------                                   -----                                       ----


/s/ William D. Gehl                 Chairman of the Board, President,                   March 6, 2003
-----------------------             Chief Executive Officer and Director
William D. Gehl                     (Principal Executive Officer)

/s/ Kenneth P. Hahn                 Vice President of Finance and Chief Financial       March 6, 2003
-----------------------             Officer (Principal Financial and Accounting Officer)
Kenneth P. Hahn

/s/ Nicholas C. Babson              Director                                            March 6, 2003
-----------------------
Nicholas C. Babson

/s/ Thomas J. Boldt                 Director                                            March 6, 2003
-----------------------
Thomas J. Boldt

/s/ John T. Byrnes                  Director                                            March 6, 2003
-----------------------
John T. Byrnes

/s/ Richard J. Fotsch               Director                                            March 6, 2003
-----------------------
Richard J. Fotsch

/s/ Kurt Helletzgruber              Director                                            March 6, 2003
-----------------------
Kurt Helletzgruber

/s/ John W. Splude                  Director                                            March 6, 2003
-----------------------
John W. Splude

/s/ Dr. Hermann Viets               Director                                            March 6, 2003
-----------------------
Dr. Hermann Viets


                                 CERTIFICATIONS

I, William D. Gehl, Chairman of the Board, President and Chief Executive Officer of Gehl Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Gehl Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003               /s/ William D. Gehl
                                  ----------------------------------------------
                                  William D. Gehl
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

I, Kenneth P. Hahn, Vice President of Finance and Chief Financial Officer of Gehl Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Gehl Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003               /s/ Kenneth P. Hahn
                                  ----------------------------------------------
                                  Kenneth P. Hahn
                                  Vice President of Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                                  GEHL COMPANY
                                  ------------

                        INDEX TO FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES


                                                                   Page(s) in
                                                                  Annual Report*
                                                                  -------------
The following documents are filed as
part of this report:
(1) Financial Statements:
    Report of Independent Accountants                                        9
    Consolidated Balance Sheets at
      December 31, 2002 and 2001                                            18
    Consolidated Statements of Income
      for the three years ended
      December 31, 2002                                                     19
    Consolidated Statements of
      Shareholders' Equity for the
      three years ended December 31, 2002                                   20
    Consolidated Statements of Cash
      Flows for the three years ended
      December 31, 2002                                                     21
    Notes to Consolidated Financial
      Statements                                                            22

* Incorporated by reference from the indicated pages of the Gehl Company 2002 Annual Report to Shareholders.

                                                                       Page in
                                                                      Form 10-K
                                                                      ---------

(2) Financial Statement Schedule:
    Report of Independent Accountants
      on Financial Statement Schedule                                       19

    Schedule II - Valuation and Qualifying Accounts
     for the three years ended
     December 31, 2002                                                      20


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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Board of Directors of Gehl Company:

Our audits of the consolidated financial statements referred to in our report dated February 14, 2003 appearing in the 2002 Annual Report to Shareholders of Gehl Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 14, 2003

                          GEHL COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Period               Description              Balance at      Charged to    Deductions    Balance at
------               -----------              Beginning       Costs and     ----------    End of Year
                                               of Year        Expenses                    -----------
                                               -------        --------
Year Ended
  December 31,
  2000
                     Allowance for Doubtful
                       Accounts-Trade
                        Receivables . . . .       $ 1,687       $   540       $   363       $ 1,864
                     Returns and
                       Dealer Discounts . .         2,761         3,385         3,487         2,659
                                                  -------       -------       -------       -------
                     Total  . . . . . . . .       $ 4,448       $ 3,925       $ 3,850       $ 4,523
                                                  =======       =======       =======       =======
                     Allowance for
                       Doubtful Accounts -
                        Retail Contracts . . .    $ 1,504       $   705       $   248       $ 1,961
                                                  =======       =======       =======       =======

                     Inventory Obsolescence
                       Reserve . . . . . .        $ 1,742       $   900       $   638       $ 2,004
                                                  =======       =======       =======       =======
                     Income Tax Valuation
                       Allowance . . . . .        $   546       $    48       $    22       $   572
                                                  =======       =======       =======       =======

Year Ended
  December 31,
  2001
                     Allowance for Doubtful
                       Accounts-Trade
                        Receivables . . . .       $ 1,864       $   563       $   192       $ 2,235

                     Returns and Dealer
                       Discounts . . . . .          2,659         4,349         4,169         2,839
                                                  -------       -------       -------       -------
                     Total . . . . . . . .        $ 4,523       $ 4,912       $ 4,361       $ 5,074
                                                  =======       =======       =======       =======

                     Allowance for Doubtful
                       Accounts - Retail
                       Contracts . . . . .        $ 1,961       $   220       $   133       $ 2,048
                                                  =======       =======       =======       =======

                     Inventory Obsolescence
                       Reserve . . . . . .        $ 2,004       $   265       $   157       $ 2,112
                                                  =======       =======       =======       =======
                     Income Tax Valuation
                       Allowance . . . . .        $   572       $    72       $    20       $   624
                                                  =======       =======       =======       =======

Year Ended
  December 31,
  2002
                     Allowance for Doubtful
                       Accounts-Trade
                        Receivables . . . .       $ 2,235       $   710       $   316       $ 2,629
                     Returns and Dealer
                       Discounts . . . . .          2,839         2,306         2,918         2,227
                                                  -------       -------       -------       -------
                     Total . . . . . . . .        $ 5,074       $ 3,016       $ 3,234       $ 4,856
                                                  =======       =======       =======       =======

                     Allowance for Doubtful
                       Accounts - Retail
                       Contracts . . . . .        $ 2,048       $   802       $   548       $ 2,302
                                                  =======       =======       =======       =======

                     Inventory Obsolescence
                       Reserve . . . . . .        $ 2,112       $   351       $   689       $ 1,774
                                                  =======       =======       =======       =======

                     Income Tax Valuation
                       Allowance . . . . .        $   624       $   379       $     9       $   994
                                                  =======       =======       =======       =======


                                  GEHL COMPANY
                                  ------------

                                INDEX TO EXHIBITS

Exhibit Number                Document Description
--------------                --------------------


(3.1) Restated Articles of Incorporation, as amended, of Gehl Company [Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997]

(3.2) By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(4.1) Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. (now known as Deutsche Financial Services Corporation) and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2) First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4) Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996 [Incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.5) Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 17, 1997]

(4.6) Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to
                 Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7) Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit
                 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8) Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to
                 Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9) Eighth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of December 30, 1999 [Incorporated by reference to
                 Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999]

(4.10) Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Finance Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of June 20, 2000 [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(4.11) Tenth Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of December 7, 2000 [Incorporated by reference to
                 Exhibit 4.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001]

(4.12) Eleventh Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of March 19, 2002 [incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(4.13) Amended and Restated Negotiable Promissory Note signed by Gehl Company and its subsidiaries payable to Deutsche Financial Services Corporation, dated March 19, 2002 [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(4.14) Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.15) First Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of April 23, 1993 [Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993]

(4.16) Second Supplemental Loan Agreement between Pennsylvania Economic Development Financing Authority and Gehl Company, dated as of February 1, 1994 [Incorporated by reference to
                 Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993]

(4.17) Mortgage and Security Agreement by and between Gehl Company and First Pennsylvania Bank N.A., dated as of September 1, 1990 [Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990]

(4.18) Rights Agreement, dated as of May 28, 1997, between Gehl Company and U.S. Bank National Association (as successor to Firstar Trust Company) [Incorporated by reference to Exhibit
                 4.1 to the Company's Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.19) Amendment to Rights Agreement, dated as of September 20, 2002 by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company [Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(4.20) Loan Agreement by and between South Dakota Board of Economic Development and Gehl Company, dated May 26, 1998 [Incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.21) Promissory Note signed by Gehl Company payable to South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.22) Mortgage by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.23) Employment Agreement by and between Gehl Company and South Dakota Board of Economic Development, dated May 26, 1998 [Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.24) Loan Agreement by and between the City of Madison, a political subdivision of the State of South Dakota, and Gehl Company, dated September 8, 1998 [Incorporated by reference to Exhibit
                 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.25) Promissory Note signed by Gehl Company payable to the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit
                 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.26) Mortgage by and between Gehl Company and the City of Madison, a political subdivision of the State of South Dakota, dated September 8, 1998 [Incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(10.1)* Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.2)* Gehl Company Director Stock Grant Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)* Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 19, 1997 [Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997]

(10.4)* Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of June 13, 2001 [Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.5)* Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to
                 Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.6)* Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.7)* Gehl Company Shareholder Value Added Management Incentive Compensation Plan [Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.8)* Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.9)*          Amendment to Gehl Savings Plan [Incorporated by reference to
                 Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(10.10)*         Amendment to Gehl Savings Plan [Incorporated by reference to
                 Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.11)* Gehl Company Retirement Income Plan "B", as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.12)* Amendments to Gehl Company Retirement Income Plan "B" [Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.13)* Gehl Company 1987 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996]

(10.14)* Form of Stock Option Agreement used in conjunction with the Gehl Company 1987 Stock Option Plan [Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement (Reg. No. 33-38392)]

(10.15)* Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.16)* Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.17)* Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995]

(10.18)* Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.19)* Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.20)* Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.21)* Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.22)* Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.23)* Form of Retention Agreement, dated as of June 13, 2001, between Gehl Company and each of Messrs. Gehl, Moore, Hahn, Mulcahy and Keyes [Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.24)* Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.25) Technical Assistance and License Agreement by and between Gehl Company and Rheiner Maschinenfabrik Windhoff AG, dated as of May 4, 1985, as amended [Incorporated by reference to Exhibit
                 10.13 to the

                 Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(10.26) Trademark Licensing Agreement by and between Gehl Company and Gehl GmbH, dated as of April 15, 1985 [Incorporated by reference to Exhibit 10.17 to the Company's Form S-1 Registration Statement (Reg. No. 33-31571)]

(13) Portions of the Gehl Company 2002 Annual Report to Shareholders that are incorporated by reference herein

(21)             Subsidiaries of Gehl Company

(23)             Consent of PricewaterhouseCoopers LLP

(99.1) Proxy Statement for 2003 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

(99.2) Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(99.3) Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

__________________
* A management contract or compensatory plan or arrangement.
Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.