Form 10-Q
period 2003-03-29
GEHL CO
filed 2003-05-12
CIK 856386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 29, 2003

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .. to.............

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

                               Yes  X      No
                                   ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes         No  X
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at March 29, 2003
     ----------------------------          -----------------------------
     Common Stock, $.10 Par Value                     5,355,494

                                  GEHL COMPANY

                                    FORM 10-Q

                                 March 29, 2003

                                  REPORT INDEX

                                                                            Page
                                                                             No.
                                                                            ----
 PART I. - FINANCIAL INFORMATION

 Item 1.   Financial Statements
           Condensed Consolidated Statements of Income for the
           Three-Month Periods Ended March 29, 2003 and
           March 30, 2002..................................................   3

           Condensed Consolidated Balance Sheets at March 29, 2003,
           December 31, 2002, and March 30, 2002...........................   4

           Condensed Consolidated Statements of Cash Flows for
           the Three-Month Periods Ended March 29, 2003 and
           March 30, 2002..................................................   5

           Notes to Condensed Consolidated Financial Statements............   6

 Item 2.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition..............................  11

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  16

 Item 4.   Controls and Procedures.........................................  16

PART II. - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K................................  17

SIGNATURES.................................................................  17

CERTIFICATIONS.............................................................  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                        Three Months Ended
                                                 -------------------------------
                                                 March 29, 2003   March 30, 2002
                                                 --------------   --------------

Net sales                                           $ 58,531         $ 60,068
  Cost of goods sold                                  46,268           46,709
                                                    --------         --------

Gross profit                                          12,263           13,359

  Selling, general and administrative expenses        11,034           11,921
  Restructuring and other charges                        160               92
                                                    --------         --------
       Total operating expenses                       11,194           12,013

Income from operations                                 1,069            1,346

  Interest expense                                      (899)            (963)
  Interest income                                        503              482
  Other income (expense), net                            109             (513)
                                                    --------         --------

Income before income taxes                               782              352

  Income tax provision                                   274              123
                                                    --------         --------

Net income                                          $    508         $    229
                                                    ========         ========

Earnings per share
  Diluted                                           $    .09         $    .04
                                                    ========         ========

  Basic                                             $    .09         $    .04
                                                    ========         ========


The accompanying notes are an integral part of the financial statements.

                                      GEHL COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                                     March 29, 2003   December 31, 2002   March 30, 2002
                                                     --------------   -----------------   --------------
                                                      (Unaudited)         (Audited)        (Unaudited)

ASSETS
  Cash                                                 $   2,642          $   2,243         $   1,200
  Accounts receivable - net                              113,730             97,627           106,515
  Finance contracts receivable - net                       5,164              4,701             5,820
  Inventories                                             35,731             36,771            54,088
  Deferred income tax assets                               8,469              8,469            10,171
  Prepaid expenses and other current assets                2,182              3,203             1,646
                                                       ---------          ---------         ---------
     Total current assets                                167,918            153,014           179,440
                                                       ---------          ---------         ---------

  Property, plant and equipment - net                     45,761             46,697            44,686
  Finance contracts receivable - net, non-current          2,507              2,334             5,528
  Goodwill                                                11,696             11,696            12,556
  Other assets                                            11,891             12,328            12,296
                                                       ---------          ---------         ---------
Total assets                                           $ 239,773          $ 226,069         $ 254,506
                                                       =========          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current portion of debt obligations                  $   1,446          $   1,779         $     131
  Accounts payable                                        33,544             27,540            30,320
  Accrued liabilities                                     21,300             20,315            29,350
                                                       ---------          ---------         ---------
     Total current liabilities                            56,290             49,634            59,801
                                                       ---------          ---------         ---------

  Line of credit facility                                 53,974             47,377            64,082
  Long-term debt obligations                               8,724              8,758            13,340
  Deferred income tax liabilities                          1,644              1,644             2,460
  Other long-term liabilities                             22,533             22,518            14,478
                                                       ---------          ---------         ---------
     Total long-term liabilities                          86,875             80,297            94,360
                                                       ---------          ---------         ---------

  Common stock, $.10 par value, 25,000,000 shares
   authorized, 5,355,494, 5,373,650 and 5,378,288
   shares outstanding, respectively                          536                537               537
  Preferred stock, $.10 par value, 2,000,000
   shares authorized, 250,000 shares designated
   as Series A preferred stock, no shares issued              --                 --                --
  Capital in excess of par                                 6,886              7,030             7,143
  Retained earnings                                       99,980             99,472            98,658
  Accumulated other comprehensive loss                   (10,794)           (10,901)           (5,993)
                                                       ---------          ---------         ---------
     Total shareholders' equity                           96,608             96,138           100,345
                                                       ---------          ---------         ---------

Total liabilities and shareholders' equity             $ 239,773          $ 226,069         $ 254,506
                                                       =========          =========         =========

The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                        Three Months Ended
                                                 -------------------------------
                                                 March 29, 2003   March 30, 2002
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $    508         $    229
  Adjustments to reconcile net income to net cash
   used for operating activities:
   Depreciation                                        1,287            1,063
   Amortization                                            6               61
   Cost of sales of finance contracts                     43              523
   Proceeds from sales of finance contracts           18,121           18,357
   Increase in finance contracts receivable          (18,800)         (17,570)
   Net changes in remaining working capital items     (6,401)         (10,599)
                                                    --------         --------
     Net cash used for operating activities           (5,236)          (7,936)
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment additions - net         (319)          (2,259)
  Other assets                                          (108)              69
                                                    --------         --------
    Net cash used for investing activities              (427)          (2,190)
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit facility - net          6,597            8,864
  Repayments of other borrowings - net                  (390)            (203)
  Proceeds from issuance of common stock                  31              164
  Treasury stock purchases                              (176)              --
  Other                                                   --              253
                                                    --------         --------
    Net cash provided by financing activities          6,062            9,078
                                                    --------         --------

  Net increase (decrease) in cash                        399           (1,048)
  Cash, beginning of period                            2,243            2,248
                                                    --------         --------

  Cash, end of period                               $  2,642         $  1,200
                                                    ========         ========

Supplemental disclosure of cash flow information:
Cash paid (received) for the following:
  Interest                                          $    902         $    936
  Income taxes                                      $   (510)        $    195


The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 2003
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three-month periods ended March 29, 2003 and March 30, 2002 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the entire year.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


NOTE 2 - STOCK BASED COMPENSATION

     In December 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

     The Company maintains stock option plans for certain of its directors, officers and key employees and accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for options granted under these plans as the option price was equal to the market value of the Company's common stock on the date of grant.

The effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," is presented below (in thousands, except per share data):

                                                March 29, 2003    March 30, 2002
                                                --------------    --------------

Net income, as reported                            $   508           $   229
Less:  stock-based compensation expense
 determined based on fair value method,
 net of tax                                           (127)             (134)
                                                   -------           -------
Pro forma net income                               $   381           $    95
                                                   =======           =======
Diluted net income per share:
   As reported                                     $   .09           $   .04
   Pro forma                                       $   .07           $   .02
Basic net income per share:
   As reported                                     $   .09           $   .04
   Pro forma                                       $   .07           $   .02


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


NOTE 4 - INVENTORIES

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

                             March 29, 2003   December 31, 2002   March 30, 2002
                             --------------   -----------------   --------------

Raw materials and supplies     $  13,273         $   12,891         $  17,205
Work-in-process                    3,698              3,006             6,059
Finished machines and parts       42,263             44,377            51,015
                               ---------         ----------         ---------

Total current cost value          59,234             60,274            74,279
Adjustment to LIFO basis         (23,503)           (23,503)          (20,191)
                               ---------         ----------         ---------

                               $  35,731         $   36,771         $  54,088
                               =========         ==========         =========


NOTE 5 - GUARANTEES

      Effective December 31, 2002 and January 1, 2003, the Company adopted the disclosure and accounting requirements, respectively, of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. The adoption of FIN 45 did not impact the Company's financial position, results of operations or cash flows.

       In general, the Company provides warranty coverage on equipment for a period of up to twelve months or for a specified period of use after sale or rental by a dealer. The Company's reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company's warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. The changes in the carrying amount of the Company's total product warranty liability for the three-month period ended March 29, 2003 were as follows (in thousands):

Balance as of December 31, 2002                                   $  4,437
   Accruals for warranties issued during the period                    667
   Accruals related to pre-existing warranties
    (including changes in estimates)                                     -
   Settlements made (in cash or in kind) during the period            (705)
                                                                  --------
Balance as of March 29, 2003                                      $  4,399
                                                                  ========


NOTE 6 - ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The adoption of SFAS No. 143 had no impact on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51"("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of March 29, 2003, the Company is not a party to any variable interest entities.


NOTE 7 - RESTRUCTURING AND OTHER CHARGES

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

     Details of the restructuring charge and related activity are as follows (in thousands):

                                 Employee       Write-down
                               Severance and     of Long-      Other
                                Termination     lived and      Exit
                                 Benefits      Other Assets    Costs     Totals
                               -------------   ------------   -------   --------

Original Reserve                  $ 1,635        $ 1,754      $   911   $ 4,300

   Utilization                         --         (1,754)          --    (1,754)
                                  -------        -------      -------   -------

Balance at December 31, 2001        1,635             --          911     2,546

   Utilization                     (1,351)            --         (430)   (1,781)
                                  -------        -------      -------   -------

Balance at December 31, 2002          284             --          481       765

   Utilization                       (168)            --          (30)     (198)
                                  -------        -------      -------   -------

Balance at March 29, 2003         $   116        $    --      $   451   $   567
                                  =======        =======      =======   =======

     As a result of the plant rationalizations, the Company expected to reduce its workforce by 249, consisting of hourly and salaried employees at the Lebanon and Owatonna locations. As of March 29, 2003, workforce reductions related to the plant rationalizations totaled 235 employees, which included 211 employees who were terminated with severance payments. Termination benefits commenced in April 2002 and will continue into the second quarter of 2003.

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

     During the three-month period ended March 29, 2003, the Company expensed $0.2 million of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.


NOTE 8 - EARNINGS PER SHARE AND COMPREHENSIVE INCOME

     Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options.

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

                                      March 29, 2003       March 30, 2002
                                      --------------       --------------
Basic shares                               5,374                5,374
Effect of options                             19                  145
                                           -----                -----
Diluted shares                             5,393                5,519
                                           =====                =====

     Accumulated other comprehensive loss is primarily comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $615,000 for the three months ended March 29, 2003, which reflects the Company's net income plus $107,000 in foreign currency translation adjustments. Comprehensive income was $160,000 for the three months ended March 30, 2002, which reflects the Company's net income reduced by $69,000 in foreign currency translation adjustments.

NOTE 9 - BUSINESS SEGMENTS

     The Company operates in two business segments: construction equipment and agricultural equipment. The long-term financial performance of the Company's reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

                                      March 29, 2003       March 30, 2002
                                      --------------       --------------
Net Sales:
  Construction                           $ 35,798             $ 30,350
  Agriculture                              22,733               29,718
                                         -------              --------
    Consolidated                         $ 58,531             $ 60,068
                                         ========             ========

Income from Operations:
  Construction                           $  1,257             $    511
  Agriculture                                (188)                 835
                                         --------             --------
    Consolidated                         $  1,069             $  1,346
                                         ========             ========


NOTE 10 - STOCK REPURCHASES

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three-month period ended March 29, 2003, the Company repurchased 22,200 shares in the open market under this authorization at an aggregate cost of $0.2 million. As of March 29, 2003, the Company has repurchased 100,400 shares under this authorization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002

NET SALES

     Net sales for the three months ended March 29, 2003 ("2003 first quarter") were $58.5 million compared to $60.1 million in the three months ended March 30, 2002 ("2002 first quarter"), a decrease of $1.5 million or 3%.

     Construction equipment segment net sales were $35.8 million in the 2003 first quarter, versus $30.4 million in the 2002 first quarter, an increase of 18%. The increase in construction equipment segment net sales was primarily due to strong demand for compact track loaders and all-wheel-steer loaders, new products that were introduced in the second and third quarters of 2002, respectively.

     Agricultural equipment segment net sales were $22.7 million in the 2003 first quarter, versus $29.7 million in the 2002 first quarter, a decrease of 24%. Lower milk prices and drought conditions in certain regions of the United States adversely impacted sales in the agricultural equipment segment. The impact of these factors was offset, in part, by increased shipments of compact track loaders, which were introduced in the second quarter of 2002.

     Of the Company's total net sales reported for the 2003 first quarter, $10.5 million were made outside of the United States compared with $11.2 million in the comparable period of 2002. The decrease was primarily due to movements in foreign exchange rates.

GROSS PROFIT

     Gross profit was $12.3 million in the 2003 first quarter compared to $13.4 million in the 2002 first quarter, a decrease of $1.1 million, or 8%. Gross profit as a percent of net sales was 21.0% for the 2003 first quarter and 22.2% for the 2002 first quarter.

     Gross profit as a percent of net sales for the construction equipment segment was 22.8% in the 2003 first quarter compared to 22.3% for the 2002 first quarter. The increase in the construction equipment segment gross margin was primarily the result of improved manufacturing efficiencies and the favorable effects of the Company's recently completed plant rationalization project.

     Gross profit as a percent of net sales for the agricultural equipment segment was 18.0% in the 2003 first quarter compared to 22.1% for the 2002 first quarter. The decrease in the agricultural equipment segment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production levels, as well as a less favorable mix of product shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $11.0 million, or 18.9% of net sales in the 2003 first quarter, compared to $11.9 million, or 19.8% of net sales, in the 2002 first quarter. The decrease was primarily due to aggressive steps taken to reduce costs.

INCOME FROM OPERATIONS

     Income from operations in the 2003 first quarter was $1.1 million compared to $1.3 million in the 2002 first quarter, a decrease of $0.3 million, or 21%.

INTEREST EXPENSE

     Interest expense in the 2003 first quarter was $0.9 million compared to $1.0 million in the 2002 first quarter, a decrease of $0.1 million, or 7%. The decrease in the Company's average outstanding debt balance, due to decreases in working capital, primarily contributed to the decrease in the 2003 first quarter interest expense.

OTHER INCOME (EXPENSE), NET

     The Company benefited from other income, net of $0.1 million in the 2003 first quarter compared to other expense, net of ($0.5) million in the 2002 first quarter. Reduced costs of selling retail finance contracts, due to the overall lower interest rate environment, and favorable foreign exchange rates in the 2003 first quarter versus the 2002 first quarter resulted in other income, net in the 2003 first quarter.

NET INCOME

     Net income was $0.5 million in the 2003 first quarter compared to $0.2 million in the 2002 first quarter, an increase of $0.3 million.

FINANCIAL CONDITION
-------------------

     The Company's working capital was $111.6 million at March 29, 2003, as compared to $103.4 million at December 31, 2002, and $119.6 million at March 30, 2002. The decrease since March 30, 2002 was due primarily to decreases in inventory levels as the Company: 1) continued improvements in inventory flow management; 2) benefited from the completion of the plant rationalization initiatives; and 3) continued to adjust production and purchase levels to meet current demand. The impact of inventory reductions on working capital was partially offset by an increase in accounts receivable, which was primarily due to the introduction of the compact track loader and all-wheel-steer loader in the second and third quarters, respectively, of 2002. The increase in working capital from December 31, 2002 was primarily due to seasonality of accounts receivable which was partially offset by an increase in accounts payable.

     Capital expenditures for property, plant and equipment during the 2003 first quarter were approximately $0.3 million. During 2003, the Company plans to make an aggregate of up to $3.6 million in capital expenditures. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2003.

     As of March 29, 2003, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility ("Facility") was 4.6%. The Company had available unused borrowing capacity of $19.7 million, $24.5 million and $24.9 million under the Facility at March 29, 2003, December 31, 2002, and March 30, 2002, respectively. At March 29, 2003, December 31, 2002, and March 30, 2002, the borrowings outstanding under the Facility were $54.0 million, $47.4 million and $64.1 million, respectively. The change in borrowings from March 30, 2002 and December 31, 2002 was primarily due to changes in working capital requirements. The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2003 will continue to be funded by operations and borrowings under the Facility.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At March 29, 2003 the Company serviced $155.7 million of such contracts, of which $147.3 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At March 29, 2003, shareholders' equity had decreased $3.7 million to $96.6 million from $100.3 million at March 30, 2002. This decrease primarily reflected the impact of the minimum pension liability adjustment recorded in 2002 offset by currency translation adjustments and the income earned from March 30, 2002 to March 29, 2003.

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the quarter ended March 29, 2003, the Company repurchased 22,200 shares in the open market under this authorization at an aggregate cost of $0.2 million. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares. As of March 29, 2003, the Company has repurchased 100,400 shares under this authorization.

     There have been no material changes to the annual maturities of debt obligations nor to the future minimum non-cancelable operating lease payments as disclosed in Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

RESTRUCTURING AND OTHER CHARGES
-------------------------------

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. These initiatives were completed during 2002 as production of Mustang skid loaders was transferred to the Company's skid steer loader facility in Madison, South Dakota and the Company's manufacturing facility in Lebanon, Pennsylvania was closed and the production of certain products formerly manufactured at that facility were outsourced.

     In implementing these actions, the Company expected that it would ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million. The

Company has incurred charges of $5.4 million since the adoption of the plant rationalization initiatives, including $0.2 million of charges recorded in the 2003 first quarter. The 2003 first quarter charges were required to be expensed when incurred.

     Workforce reductions related to the plant rationalizations totaled 235 employees, which included 211 employees who were terminated with severance payments. Termination benefits commenced in April 2002 and will continue into the second quarter of 2003.

     For additional information on the plant rationalization initiatives, see
Note 7 of Notes to Condensed Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS
-------------------------

     Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The adoption of SFAS No. 143 had no impact on the Company's financial position, results of operations or cash flows.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51"("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of March 29, 2003, the Company is not a party to any variable interest entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

     The preparation of the Company's condensed consolidated financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, net sales and expenses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and materially impact the carrying value of the assets and liabilities. The Company believes the following accounting policies are critical to the Company's business operations and the understanding of the Company's results of operations and financial condition.

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

     Goodwill and Intangible Assets - Goodwill and intangible assets deemed to have indefinite lives are tested for impairment at least annually. The Company is subject to financial statement risk to the extent that goodwill becomes impaired.

OUTLOOK
-------

     Based on the current market outlook, the Company's net sales are expected to range between being flat to up approximately 4% in 2003. Any growth in net sales is expected to result primarily from the sales of recently introduced products and new products to be introduced in 2003. Growth in net sales is more likely to occur in the construction equipment segment as compared with the agricultural equipment segment. Overall, any anticipated sales growth would likely occur in the latter portion of 2003 based on the Company's expectation of a gradually improving economy. Though it remains difficult to predict results in these unsettled economic times, if the economy experiences some gradual improvement and the Company's sales levels meet projected forecasts, the Company continues to expect to earn in the range of $.60 to $.75 per diluted share in 2003.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements included in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets and projected sales and earnings, and the plans and objectives of management for future operations, are forward-looking statements. When used in this filing, words such as the Company "believes," "anticipates," "expects", "estimates" or "projects" or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, a delay in the expected general economic recovery, unanticipated changes in capital market conditions, the Company's ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, the Company's ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2003 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     There are no material changes to the information provided in response to this item as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS
          --------

          Exhibit No.      Document Description
          -----------      --------------------

             10.1          Gehl Company 2003 Incentive Bonus Plan.

             99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

             99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b)  REPORTS ON FORM 8-K
          -------------------

          A Current Report on Form 8-K was filed by the Company on February 21, 2003 reporting under Items 7 and 12 the Company's financial results for the year ended December 31, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEHL COMPANY

Date:  May 9, 2003                       By:  /s/ William D. Gehl
                                            ------------------------------------
                                              William D. Gehl
                                              Chairman of the Board
                                              and Chief Executive Officer

Date:  May 9, 2003                       By:  /s/ Kenneth P. Hahn
                                            ------------------------------------
                                              Kenneth P. Hahn
                                              Vice President of Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 CERTIFICATIONS

I, William D. Gehl, Chairman of the Board and Chief Executive Officer of Gehl Company, certify that:

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


Date: May 9, 2003                           /s/ William D. Gehl
                                            ------------------------------------
                                            William D. Gehl
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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


Date: May 9, 2003                           /s/Kenneth P. Hahn
                                            ------------------------------------
                                            Kenneth P. Hahn
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS

Exhibit No.        Document Description
-----------        --------------------

   10.1            Gehl Company 2003 Incentive Bonus Plan.

   99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

   99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.