Form 10-Q
period 2003-06-28
GEHL CO
filed 2003-08-12
CIK 856386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......... to .........

                         Commission file number 0-18110

                                  GEHL COMPANY
                                  ------------

                  Wisconsin                                    39-0300430
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                  or organization)                          Identification No.)

    143 Water Street, West Bend, WI                            53095
---------------------------------------                     ----------
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

                              Yes               No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 28, 2003
----------------------------                        ----------------------------
Common Stock, $.10 Par Value                                  5,311,494

                                  GEHL COMPANY
                                  ------------

                                    FORM 10-Q

                                  June 28, 2003

                                  REPORT INDEX
                                  ------------
                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION

 Item 1.  Financial Statements
         Condensed Consolidated Statements of Income for the Three- and
           Six-month Periods Ended June 28, 2003 and
           June 29, 2002...................................................    3

         Condensed Consolidated Balance Sheets at June 28, 2003,
           December 31, 2002, and June 29, 2002............................    4

         Condensed Consolidated Statements of Cash Flows for
           the Six-month Periods Ended June 28, 2003 and
           June 29, 2002...................................................    5

         Notes to Condensed Consolidated Financial Statements..............    6

 Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition..............................   12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   19

 Item 4.  Controls and Procedures..........................................   19

PART II. - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders .............   20

 Item 6.  Exhibits and Reports on Form 8-K.................................   20

SIGNATURES.................................................................   21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                          GEHL COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                           Three Months Ended                        Six Months Ended
                                                           ------------------                        ----------------
                                                    June 28, 2003      June 29, 2002          June 28, 2003     June 29, 2002
                                                    -------------      -------------          -------------     -------------

Net sales                                            $   68,551         $   66,689             $  127,082        $  126,757
  Cost of goods sold                                     54,085             52,462                100,353            99,171
                                                     ----------         ----------             ----------        ----------
Gross profit                                             14,466             14,227                 26,729            27,586

  Selling, general and
    administrative expenses                              10,818             11,342                 21,852            23,263
 Restructuring and other charges                            121                300                    281               392
                                                     ----------         ----------             ----------        ----------
      Total operating expenses                           10,939             11,642                 22,133            23,655

Income from operations                                    3,527              2,585                  4,596             3,931

  Interest expense                                         (984)            (1,166)                (1,883)           (2,129)
  Interest income                                           528                498                  1,031               980
  Other income (expense), net                               275               (540)                   384            (1,053)
                                                     ----------         ----------             ----------        ----------

Income before income taxes                                3,346              1,377                  4,128             1,729

  Provision for income taxes                              1,105                482                  1,379               605
                                                     ----------         ----------             ----------        ----------

Net income                                           $    2,241         $      895             $    2,749        $    1,124
                                                     ==========         ==========             ==========        ==========
Earnings per share
  Diluted                                            $     0.42         $     0.16             $     0.51        $     0.20
                                                     ==========         ==========             ==========        ==========

  Basic                                              $     0.42         $     0.17             $     0.51        $     0.21
                                                     ==========         ==========             ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    June 28, 2003      December 31, 2002     June 29, 2002
                                                                    -------------      -----------------     -------------
                                                                     (Unaudited)           (Audited)          (Unaudited)

ASSETS
 Cash                                                                $    4,742           $    2,243          $    2,855
 Accounts receivable - net                                              118,098               97,627             110,571
 Finance contracts receivable - net                                       6,426                4,701               1,804
 Inventories                                                             36,550               36,771              45,714
 Deferred income tax assets                                               8,469                8,469              10,171
 Prepaid expenses and other current assets                                1,877                3,203               1,900
                                                                     ----------           ----------          ----------
  Total current assets                                                  176,162              153,014             173,015
                                                                     ----------           ----------          ----------

 Property, plant and equipment - net                                     45,056               46,697              47,091
 Finance contracts receivable - net, non-current                          2,932                2,334               2,765
 Goodwill                                                                11,748               11,696              12,556
 Other assets                                                            12,105               12,328              11,191
                                                                     ----------           ----------          ----------

Total assets                                                         $  248,003           $  226,069          $  246,618
                                                                     ==========           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of debt obligations                                 $    1,289           $    1,779          $      148
 Accounts payable                                                        36,321               27,540              29,021
 Accrued liabilities                                                     23,106               20,315              27,391
                                                                     ----------           ----------          ----------
  Total current liabilities                                              60,716               49,634              56,560
                                                                     ----------           ----------          ----------

 Line of credit facility                                                 55,736               47,377              58,939
 Long-term debt obligations                                               8,690                8,758              12,591
 Deferred income tax liabilities                                          1,644                1,644               2,460
 Other long-term liabilities                                             22,538               22,518              14,650
                                                                     ----------           ----------          ----------
  Total long-term liabilities                                            88,608               80,297              88,640
                                                                     ----------           ----------          ----------
 Common stock, $.10 par value, 25,000,000 shares authorized, 5,311,494,
  5,373,650 and 5,406,955 shares outstanding,
  respectively                                                              531                  537                 541
 Preferred stock, $.10 par value,
  2,000,000 shares authorized, 250,000 shares
  designated as Series A preferred stock, no
  shares issued                                                               -                    -                   -
 Capital in excess of par                                                 6,410                7,030               7,317
 Retained earnings                                                      102,221               99,472              99,553
 Accumulated other comprehensive loss                                   (10,483)             (10,901)             (5,993)
                                                                     ----------           ----------          ----------
  Total shareholders' equity                                             98,679               96,138             101,418
                                                                     ----------           ----------          ----------

Total liabilities and shareholders' equity                           $  248,003           $  226,069          $  246,618
                                                                     ==========           ==========          ==========

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                   Six Months Ended
                                                                      --------------------------------------------
                                                                          June 28, 2003         June 29, 2002
                                                                          -------------         -------------
Cash flows from operating activities
 Net income                                                                  $   2,749             $   1,124
 Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
  Depreciation                                                                   2,550                 2,129
  Amortization                                                                      13                   118
  Cost of sales of finance contracts                                                10                 1,198
  Proceeds from sales of finance contracts                                      46,979                48,143
  Increase in finance contracts receivable                                     (49,312)              (41,252)
  Net changes in remaining working capital items                                (6,668)               (9,813)
                                                                             ---------             ---------
   Net cash (used for) provided by operating activities                         (3,679)                1,647
                                                                             ---------             ---------

Cash flows from investing activities
 Property, plant and equipment additions - net                                    (808)               (5,073)
 Other                                                                            (112)                1,223
                                                                             ---------             ---------
  Net cash used for investing activities                                          (920)               (3,850)
                                                                             ---------             ---------
Cash flows from financing activities
 Proceeds from line of credit facility - net                                     8,359                 3,590
 Repayments of other borrowings - net                                             (635)               (1,547)
 Proceeds from issuance of common stock                                            102                   532
 Treasury stock purchases                                                         (728)                 (190)
 Other                                                                               -                   425
                                                                             ---------             ---------
  Net cash provided by financing activities                                      7,098                 2,810
                                                                             ---------             ---------

 Net increase in cash                                                            2,499                   607
 Cash, beginning of period                                                       2,243                 2,248
                                                                             ---------             ---------

 Cash, end of period                                                         $   4,742             $   2,855
                                                                             =========             =========
Supplemental disclosure of cash flow information:
 Cash paid (received) for the following:
  Interest                                                                   $   1,781             $   2,083
  Income taxes                                                               $    (503)            $     609

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 2003
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three- and six-month periods ended June 28, 2003 and June 29, 2002 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the six-month period ended June 28, 2003 are not necessarily indicative of the results to be expected for the entire year.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Stock Based Compensation

     In December 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

     The Company maintains stock option plans for certain of its directors, officers and key employees and accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for options granted under these plans as the option price was equal to the market value of the Company's common stock on the date of grant.

The effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 is presented below (in thousands, except per share data):


                                                           Three Months Ended
                                                           ------------------
                                                   June 28, 2003        June 29, 2002
                                                   -------------        -------------
Net income, as reported                            $     2,241          $       895
Less:  stock-based compensation expense
   determined based on the fair value
   method, net of tax                                     (175)                (305)
                                                   -----------          -----------
Pro forma net income                               $     2,066          $       590
                                                   ===========          ===========
Diluted net income per share:
  As reported                                      $       .42          $       .16
  Pro forma                                        $       .39          $       .11
Basic net income per share:
  As reported                                      $       .42          $       .17
  Pro forma                                        $       .39          $       .11

                                                           Six Months Ended
                                                           ----------------
                                                   June 28, 2003        June 29, 2002
                                                   -------------        -------------
Net income, as reported                            $     2,749          $     1,124
Less:  stock-based compensation expense
   determined based on the fair value
   method, net of tax                                     (302)                (439)
                                                   -----------          -----------
Pro forma net income                               $     2,447          $       685
                                                   ===========          ===========
Diluted net income per share:
  As reported                                      $       .51          $       .20
  Pro forma                                        $       .46          $       .12
Basic net income per share:
  As reported                                      $       .51          $       .21
  Pro forma                                        $       .46          $       .13

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

Note 4 - Inventories

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):


                                         June 28, 2003           December 31, 2002          June 29, 2002
                                         -------------           -----------------          -------------
Raw materials and supplies                 $  13,799                   $  12,891              $  15,531
Work-in-process                                2,809                       3,006                  3,138
Finished machines and parts                   43,445                      44,377                 47,236
                                           ---------                   ---------              ---------
   Total current cost value                   60,053                      60,274                 65,905
Adjustment to LIFO basis                     (23,503)                    (23,503)               (20,191)
                                           ---------                   ---------              ---------
   LIFO inventory value                    $  36,550                   $  36,771              $  45,714
                                           =========                   =========              =========

Note 5 - Product Warranties and Other Guarantees

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

     In general, the Company provides warranty coverage on equipment for a period of up to twelve months or for a specified period of use after sale or rental by a dealer. The Company's reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company's warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. The changes in the carrying amount of the Company's total product warranty liability for the six-month period ended June 28, 2003 were as follows (in thousands):

Balance as of December 31, 2002                                    $      4,437
   Accruals for warranties issued during the period                       1,518
   Accruals related to pre-existing warranties
      (including changes in estimates)                                        -
   Settlements made (in cash or in kind) during the period               (1,640)
                                                                   ------------
Balance as of June 28, 2003                                        $      4,315
                                                                   ============

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of June 28, 2003, the Company is not a party to any variable interest entities.

Note 7 - Restructuring and Other Charges

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. In implementing these actions, the Company expected that it would ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million; a $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of the $4.3 million charge recorded in the third quarter of 2001, $1.5 million and $2.8 million related to the Agricultural and Construction equipment segments, respectively. The Company has incurred total restructuring and other non-recurring charges of $5.5 million since the adoption of the plant rationalization initiatives.

     Details of the restructuring charge and related activity are as follows (in thousands):


                                              Employee
                                            Severance and      Write-down of
                                            Termination        Long-lived and       Other Exit
                                               Benefits          Other Assets          Costs            Totals
                                          ----------------    -----------------    -------------    --------------
Original Reserve                             $    1,635           $    1,754        $      911       $    4,300

   Utilization                                        -               (1,754)                -           (1,754)
                                             ----------           ----------        ----------       ----------

Balance at December 31, 2001                      1,635                    -               911            2,546

   Utilization                                   (1,351)                   -              (430)          (1,781)
                                             ----------           ----------        ----------       ----------

Balance at December 31, 2002                        284                    -               481              765

   Utilization                                     (249)                   -               (44)            (293)
                                             ----------           ----------        ----------       ----------

Balance at June 28, 2003                     $       35           $        -        $      437       $      472
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

     The manufacturing consolidations announced on September 26, 2001 have been completed. Both the Lebanon and Owatonna manufacturing facilities are expected to be sold and, accordingly, the tangible assets to be disposed of were written down based on the estimated fair value of the assets compared to their carrying value.

     Other exit costs primarily consist of non-recurring charges that will not benefit activities that will be continued, will not be incurred to generate future revenue, and are incremental to other costs incurred by the Company prior to the adoption of the above initiatives.

     During the three-month periods ended June 28, 2003 and June 29, 2002, the Company expensed $0.1 million and $0.3 million, respectively, of other charges related to the plant rationalization initiatives. During the six-month periods ended June 28, 2003, and June 29, 2002, the Company expensed $0.3 million and $0.4 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.

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

     A reconciliation of the shares used in the computation of earnings per share follows (in thousands):


                                             Three Months Ended
                                             ------------------
                                 June 28, 2003                 June 29, 2002
                                 -------------                 -------------
Basic shares                           5,346                         5,399
Effect of options                          5                           114
                                       -----                         -----
Diluted shares                         5,351                         5,513
                                       =====                         =====

                                              Six Months Ended
                                              ----------------
                                 June 28, 2003                 June 29, 2002
                                 -------------                 -------------
Basic shares                           5,360                         5,387
Effect of options                         12                           129
                                       -----                         -----
Diluted shares                         5,372                         5,516
                                       =====                         =====

     Accumulated other comprehensive loss is primarily comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $2.6 million and $3.2 million for the three- and six-month periods ended June 28, 2003, respectively, which reflects the Company's net income plus currency translation adjustments of $0.4 million and $0.5 million, respectively. Comprehensive income and net income equaled $0.9 million and $1.1 million for the three-and six-month periods ended June 29, 2002, respectively.

Note 9 - Business Segments

     The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company's reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):


                                                Three Months Ended                    Six Months Ended
                                         ---------------------------------    ---------------------------------
                                         June 28, 2003     June 29, 2002      June 28, 2003      June 29, 2002
                                         --------------    ---------------    ---------------    --------------
Net Sales:
  Construction                            $    44,123         $   41,082        $    79,921        $   71,433
  Agricultural                                 24,428             25,607             47,161            55,324
                                          -----------         ----------        -----------        ----------
    Consolidated                          $    68,551         $   66,689        $   127,082        $  126,757
                                          ===========         ==========        ===========        ==========


Income from Operations:
  Construction                            $     3,299         $    1,763        $     4,557        $    2,274
  Agricultural                                    228                822                 39             1,657
                                          -----------         ----------        -----------        ----------
    Consolidated                          $     3,527         $    2,585        $     4,596        $    3,931
                                          ===========         ==========        ===========        ==========

Note 10 - Stock Repurchases

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three- and six-month periods ended June 28, 2003, the Company repurchased 51,500 shares and 73,700 shares, respectively, in the open market under this authorization at an aggregate cost of $0.5 million and $0.7 million, respectively. During the three- and six-month periods ended June 29, 2002, the Company repurchased 12,800 shares in the open market under this authorization at an aggregate cost of $0.2 million. As of June 28, 2003, the Company has repurchased 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Results of Operations
---------------------

Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

Net Sales

     Net sales for the three months ended June 28, 2003 ("2003 second quarter") were $68.6 million compared to $66.7 million in the three months ended June 29, 2002 ("2002 second quarter"), an increase of $1.9 million, or 3%.

     Construction equipment segment net sales were $44.1 million in the 2003 second quarter compared to $41.1 million in the 2002 second quarter, an increase of $3.0 million, or 7%. The increase in construction equipment segment sales was primarily the result of shipments of compact track loaders, a new product line introduced in the 2002 second quarter. In addition, increased sales by the Company's attachment business benefited the construction equipment segment sales.

     Agricultural equipment segment net sales were $24.5 million in the 2003 second quarter, compared to $25.6 million in the 2002 second quarter, a decrease of $1.1 million, or 5%. Agricultural equipment net sales continue to be adversely impacted by lower milk prices. Milk prices in the 2003 second quarter were approximately 10% lower than in the 2002 second quarter. Increased sales by the Company's attachment business, as well as higher shipments of compact track loaders, introduced in the 2002 second quarter, and windrow mergers, introduced in the first quarter of 2003, partially offset reduced agricultural implement and skid loader shipments in the 2003 second quarter.

     Of the Company's total net sales reported for the 2003 second quarter, $14.2 million were made outside of the United States compared with $13.1 million in the 2002 second quarter. The increase in export sales was primarily due to increased sales in Canada and Europe.

Gross Profit

     Gross profit was $14.5 million in the 2003 second quarter compared to $14.2 million in the 2002 second quarter, an increase of $0.2 million, or 2%. Gross profit as a percent of net sales (gross margin) was 21.1% for the 2003 second quarter compared to 21.3% for the 2002 second quarter.

     Gross margin for the construction equipment segment was 23.2% in the 2003 second quarter compared with 20.3% for the 2002 second quarter. The increase in the gross margin for the construction equipment segment was primarily the result of improved manufacturing efficiencies, the favorable effects of the two plant closures completed by the Company during the prior year and the levels of discounts and sales incentives associated with the mix of products shipped.

     Gross margin for the agricultural equipment segment was 17.4% in the 2003 second quarter compared to 23.1% in the 2002 second quarter. The decrease in agricultural equipment gross margin was due to continued significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production levels, as well as a less favorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.8 million, or 15.8% of net sales, in the 2003 second quarter compared to $11.3 million, or 17% of net sales, in the 2002 second quarter. The decrease was primarily due to tight cost controls implemented by the Company.

Income from Operations

     Income from operations in the 2003 second quarter was $3.5 million compared to $2.6 million in the 2002 second quarter, an increase of $0.9 million, or 36%.

Interest Expense

     Interest expense was $1.0 million in the 2003 second quarter compared to $1.2 million in the 2002 second quarter, a decrease of $0.2 million, or 16%. The decrease in the Company's average outstanding debt balance, due to decreases in working capital, primarily contributed to the decrease in the 2003 second quarter interest expense.

Other Income (Expense), Net

     The Company benefited from other income, net of $0.3 million in the 2003 second quarter compared to other expense, net of $0.5 million in the 2002 second quarter. This difference resulted from reduced costs of selling retail finance contracts, due to the overall lower interest rate environment, and favorable foreign exchange rates in the 2003 second quarter versus the 2002 second quarter.

Net Income

     Net income was $2.2 million in the 2003 second quarter compared with $0.9 million in the 2002 second quarter, an increase of $1.3 million.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002
-------------------------------------------------------------------------

Net Sales

     Net sales for the six months ended June 28, 2003 ("2003 six months") were $127.1 million compared to $126.8 million in the six months ended June 29, 2002 ("2002 six months"), an increase of $0.3 million.

     Construction equipment segment net sales were $79.9 million in the 2003 six months compared to $71.4 million in the 2002 six months, an increase of $8.5 million, or 12%. The increase in construction equipment segment sales was primarily the result of shipments of compact track loaders and all-wheel-steer loaders, new products that were introduced in the second and third quarters of 2002, respectively. In addition, increased sales by the Company's attachment business benefited the construction equipment segment sales.

     Agricultural equipment segment net sales were $47.2 million in the 2003 six months, compared to $55.4 million in the 2002 six months, a decrease of $8.2 million, or 15%. Agricultural equipment net sales continue to be adversely impacted by lower milk prices. Increased sales by the Company's attachment business, as well as higher shipments of compact track loaders, introduced in the 2002 second quarter, and windrow mergers, introduced in the first quarter of 2003, partially offset reduced agricultural implement and skid loader shipments in the 2003 six months.

     Of the Company's total net sales reported for the 2003 six months, $24.8 million were made outside of the United States compared with $24.3 million in the 2002 six months. The increase in export sales was primarily due to increased sales in Canada and Europe.

Gross Profit

     Gross profit was $26.7 million in the 2003 six months compared to $27.6 million in the 2002 six months, a decrease of $0.9 million, or 3%. Gross profit as a percent of net sales (gross margin) was 21.0% for the 2003 six months compared to 21.8% for the 2002 six months.

     Gross margin for the construction equipment segment was 23.0% for the 2003 six months compared with 21.1% for the 2002 six months. The increase in the gross margin for the construction equipment segment was primarily the result of improved manufacturing efficiencies, the favorable effects of the two plant closures completed by the Company during the prior year and the levels of discounts and sales incentives associated with the mix of products shipped.

     Gross margin for the agricultural equipment segment was 17.7% for the 2003 six months compared to 22.6% for the 2002 six months. The decrease in agricultural equipment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production levels, as well as a less favorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $21.9 million, or 17.2% of net sales, in the 2003 six months compared to $23.3 million, or 18.4% of net sales, in the 2002 six months. The decrease is primarily due to tight cost controls implemented by the Company.

Income from Operations

     Income from operations in the 2003 six months was $4.6 million compared to $3.9 million in the 2002 six months, an increase of $0.7 million, or 17%.

Interest Expense

     Interest expense was $1.9 million in the 2003 six months compared to $2.1 million in the 2002 six months, a decrease of $0.2 million, or 12%. The decrease in the Company's average outstanding debt balance, due to decreases in working capital, primarily contributed to the decrease in interest expense in the 2003 six months.

Other Income (Expense), Net

     The Company benefited from other income, net of $0.4 million in the 2003 six months compared to other expense, net of $1.1 million in the 2002 six months. This difference resulted from reduced costs of selling retail finance contracts, due to the overall lower interest rate environment, and favorable foreign exchange rates in the 2003 six months versus the 2002 six months.

Net Income

     Net income was $2.7 million in the 2003 six months compared with $1.1 million in the 2002 six months, an increase of $1.6 million.

Financial Condition
-------------------

     The Company's working capital was $115.4 million at June 28, 2003, as compared to $103.4 million at December 31, 2002, and $116.5 million at June 29, 2002. The decrease since June 29, 2002 was due primarily to decreases in inventory levels as the Company: 1) continued to improve inventory flow management; 2) benefited from the completion of the plant rationalization initiatives; and 3) continued to adjust production and purchase levels to meet current demand. In addition, an increase in accounts payable contributed to the decrease in working capital since June 29, 2002. The impact of inventory reductions and the increase in accounts payable on working capital was partially offset by an increase in finance contracts receivable and accounts receivable, which was primarily due to the introduction of the compact track loader and all-wheel-steer loader in the second and third quarters of 2002, respectively, as well as the windrow merger in the first quarter of 2003. The increase in working capital from December 31, 2002 was primarily due to seasonality of accounts receivable and the introduction of the windrow merger in the first quarter of 2003. The impact of the increase in accounts receivable on working capital was partially offset by an increase in accounts payable.

     Capital expenditures for property, plant and equipment during the 2003 six months were approximately $0.8 million. During 2003, the Company plans to make an aggregate of up to $3.6 million in capital expenditures. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2003.

     As of June 28, 2003, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility ("Facility") was 4.55%. The Company had available unused borrowing capacity of $18.9 million, $24.5 million and $30.4 million under the Facility at June 28, 2003, December 31, 2002, and June 29, 2002, respectively. As of July 1, 2002, the Company's available unused borrowing capacity was $15.4 million as a March 19, 2002 amendment to the Facility temporarily increased the amount available under the Facility from $75 million to $90 million through June 30, 2002, then reduced the amount available under the Facility back to $75 million on July 1, 2002. At June 28, 2003, December 31, 2002, and June 29, 2002, the Company's outstanding borrowings under the Facility were $55.7 million, $47.4 million and $58.9 million, respectively. The changes in borrowings from June 29, 2002 and December 31, 2002 to June 28, 2003 were primarily due to changes in working capital requirements. The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2003 will continue to be funded by operations and borrowings under the Facility.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At June 28, 2003, the Company serviced $160.4 million of such contracts, of which $151.7 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At June 28, 2003, shareholders' equity had decreased $2.7 million to $98.7 million from $101.4 million at June 29, 2002. This decrease primarily reflected the impact of the minimum pension liability adjustment recorded in 2002 offset by currency translation adjustments and the income earned from June 29, 2002 to June 28, 2003.

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three- and six-month periods ended June 28, 2003, the Company repurchased 51,500 shares and 73,700 shares, respectively, in the open market under this authorization at an aggregate cost of $0.5 million and $0.7 million, respectively. During the three- and six-month periods ended June 29, 2002, the Company repurchased 12,800 shares in the open market under this authorization at an aggregate cost of $0.2 million. As of June 28, 2003, the Company has repurchased 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

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

Restructuring and Other Charges
-------------------------------

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. These initiatives were completed during 2002 as production of Mustang skid loaders was transferred to the Company's skid steer loader facility in Madison, South Dakota and the Company's manufacturing facility in Lebanon, Pennsylvania was closed and the production of certain products formerly manufactured at that facility was outsourced.

     In implementing these actions, the Company expected that it would ultimately incur total restructuring and other non-recurring charges of approximately $5.5 to $6.5 million. The Company has incurred charges of $5.5 million since the adoption of the plant rationalization initiatives, including $0.1 million and $0.3 million of charges recorded in the 2003 second quarter and 2003 six months, respectively. The 2003 charges were required to be expensed when incurred.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of June 28, 2003, the Company is not a party to any variable interest entities.

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

Outlook
-------

     In light of the still unsettled outlook for the U.S. economic recovery, the Company now expects less improvement in the U.S. economy during the second half of the year. As a result, and combined with the first half actual results, the Company now expects its net sales to range between being flat to up approximately 2% in 2003. If the Company's sales levels meet projected forecasts, the Company expects to earn in the range of $.70 to $.85 per diluted share in 2003.

Forward-Looking Statements
--------------------------

     Certain statements included in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company's future financial position, business strategy, targets and projected sales and earnings, and the plans and objectives of management for future operations, are forward-looking statements. When used in this filing, words such as the Company "believes," "anticipates," "expects", "estimates" or "projects" or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, a further delay in the expected general economic recovery, unanticipated changes in capital market conditions, the Company's ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company's ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2003 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     There are no material changes to the information provided in response to this item as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.


Item 4. Controls and Procedures
-------------------------------

     The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of June 28, 2003. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of June 28, 2003. There was no change in the Company's internal control over financial reporting that occurred during the three months ended June 28, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     At the Company's 2003 annual meeting of shareholders held on April 25, 2003, John T. Byrnes, Richard J. Fotsch, and Dr. Hermann Viets were re-elected as directors of the Company for terms expiring at the 2006 annual meeting of shareholders. The following table sets forth certain information with respect to the election of directors at the 2003 annual meeting:

Name of Nominee            Shares Voted For        Shares Withholding Authority
---------------            ----------------        ----------------------------
John T. Byrnes               4,582,111                        264,963
Richard J. Fotsch            4,582,035                        265,039
Dr. Hermann Viets            4,581,335                        265,739

The following table sets forth the other directors of the Company whose terms of office continued after the 2003 annual meeting:

Name of Director           Year in Which Term Expires
----------------           -------------------------
William D. Gehl                     2004
John W. Splude                      2004
Nicholas C. Babson                  2005
Thomas J. Boldt                     2005
Kurt Helletzgruber                  2005

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

         Exhibit No.     Document Description
         -----------     --------------------

          31.1 Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K
          -------------------

          The Company furnished a Current Report on Form 8-K on April 24, 2003 reporting under Item 12 the Company's financial results for the three months ended March 29, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GEHL COMPANY

Date:  August 11, 2003            By: /s/ William D. Gehl
                                      ---------------------------------------
                                      William D. Gehl
                                      Chairman of the Board
                                      and Chief Executive Officer

Date:  August 11, 2003            By: /s/ Kenneth P. Hahn
                                      ---------------------------------------
                                      Kenneth P. Hahn
                                      Vice President of Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS

Exhibit No.         Document Description
-----------         --------------------

     31.1           Certification of the Chief Executive Officer pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002.

     31.2           Certification of the Chief Financial Officer pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.