Form 10-Q
period 2003-09-27
GEHL CO
filed 2003-11-10
CIK 856386

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to  ____________

                         Commission file number 0-18110

                                  GEHL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                        39-0300430
---------------------------------------------                -------------------
(State or other jurisdiction of incorporatio                    (I.R.S. Employer
              or organization)                               Identification No.)

    143 Water Street, West Bend, WI                       53095
---------------------------------------        -------------------------
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

                                    Yes     No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at September 27, 2003
 ----------------------------             ---------------------------------
 Common Stock, $.10 Par Value                          5,311,494

                                  GEHL COMPANY
                                  ------------

                                    FORM 10-Q

                               September 27, 2003

                                  REPORT INDEX
                                  ------------

                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements
       Condensed Consolidated Statements of Operations for the Three-
         and Nine-month Periods Ended September 27, 2003 and
         September 28, 2002...............................................  3

       Condensed Consolidated Balance Sheets at September 27, 2003,
         December 31, 2002, and September 28, 2002........................  4

       Condensed Consolidated Statements of Cash Flows for
         the Nine-month Periods Ended September 27, 2003 and
         September 28, 2002...............................................  5

       Notes to Condensed Consolidated Financial Statements...............  6

Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition............................... 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 20

Item 4. Controls and Procedures........................................... 20

ART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................. 21

SIGNATURES................................................................ 21

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
------    --------------------

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                           ------------------                        -----------------
                                                   September 27,        September 28,         September 27,      September 28,
                                                   ------------         ------------          ------------       ------------
                                                        2003                 2002                  2003               2002
                                                        ----                 ----                  ----               ----

Net sales                                            $   60,465          $   54,575            $  187,547         $  181,332
  Cost of goods sold                                     47,346              42,867               147,699            142,038
                                                     ----------          ----------            ----------         ----------
Gross profit                                             13,119              11,708                39,848             39,294

  Selling, general and
    administrative expenses                              10,339              10,130                32,191             33,393
  Asset impairment and other
    restructuring costs                                   3,716                 333                 3,997                725
                                                     ----------          ----------            ----------         ----------
     Total operating expenses                            14,055              10,463                36,188             34,118

(Loss) income from operations                              (936)              1,245                 3,660              5,176

  Interest expense                                         (908)             (1,055)               (2,791)            (3,184)
  Interest income                                           418                 527                 1,449              1,507
  Other income (expense), net                                78                (373)                  462             (1,426)
                                                     ----------          ----------            ----------         ----------

(Loss) income before income taxes                        (1,348)                344                 2,780              2,073

  (Benefit) provision for income taxes                     (445)                121                   934                726
                                                     ----------          ----------            ----------         ----------

Net (loss) income                                    $     (903)         $      223            $    1,846         $    1,347
                                                     ==========          ==========            ==========         ==========
(Loss) earnings per share
  Diluted                                            $    (0.17)         $     0.04            $     0.34         $     0.25
                                                     ==========          ==========            ==========         ==========

  Basic                                              $    (0.17)         $     0.04            $     0.35         $     0.25
                                                     ==========          ==========            ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                September 27, 2003      December 31, 2002     September 28, 2002
                                                                ------------------      -----------------     ------------------
                                                                   (Unaudited)              (Audited)             (Unaudited)
ASSETS
 Cash                                                             $     2,212               $     2,243          $     2,339
 Accounts receivable - net                                            112,843                    97,627              106,133
 Finance contracts receivable - net                                     5,973                     4,701                2,897
 Inventories                                                           31,810                    36,771               44,173
 Deferred income tax assets                                             8,469                     8,469               10,171
 Prepaid expenses and other current assets                              8,905                     3,203                1,981
                                                                  -----------               -----------          -----------
  Total current assets                                                170,212                   153,014              167,694
                                                                  -----------               -----------          -----------

 Property, plant and equipment - net                                   34,866                    46,697               47,088
 Finance contracts receivable - net, non-current                        2,804                     2,334                3,515
 Goodwill                                                              11,748                    11,696               12,556
 Other assets                                                          12,219                    12,328               13,306
                                                                  -----------               -----------          -----------

Total assets                                                      $   231,849               $   226,069          $   244,159
                                                                  ===========               ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of debt obligations                              $     9,253               $     1,779          $       148
 Accounts payable                                                      28,560                    27,540               26,872
 Accrued liabilities                                                   21,840                    20,315               26,366
                                                                  -----------               -----------          -----------
  Total current liabilities                                            59,653                    49,634               53,386
                                                                  -----------               -----------          -----------

 Line of credit facility                                               50,376                    47,377               60,269
 Long-term debt obligations                                               255                     8,758                9,092
 Deferred income tax liabilities                                        1,190                     1,644                2,460
 Other long-term liabilities                                           22,611                    22,518               17,671
                                                                  -----------               -----------          -----------
  Total long-term liabilities                                          74,432                    80,297               89,492
                                                                  -----------               -----------          -----------

 Common stock, $.10 par value,
  25,000,000 shares authorized, 5,311,494,
  5,373,650 and 5,377,055 shares outstanding,
  respectively                                                            531                       537                  538
 Preferred stock, $.10 par value,
  2,000,000 shares authorized, 250,000 shares
  designated as Series A preferred stock, no
  shares issued                                                             -                         -                    -
 Capital in excess of par                                               6,410                     7,030                6,966
 Retained earnings                                                    101,318                    99,472               99,775
 Accumulated other comprehensive loss                                 (10,495)                  (10,901)              (5,998)
                                                                  -----------               -----------          -----------
  Total shareholders' equity                                           97,764                    96,138              101,281
                                                                  -----------               -----------          -----------

Total liabilities and shareholders' equity                        $   231,849               $   226,069          $   244,159
                                                                  ===========               ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                    Nine Months Ended
                                                                    ---------------------------------------------------
                                                                       September 27, 2003        September 28, 2002
                                                                       ------------------        ------------------
Cash flows from operating activities
 Net income                                                                $   1,846                  $   1,347
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                 3,699                      3,214
  Amortization                                                                    40                        173
  Deferred income taxes                                                         (454)                         -
  Asset impairment (non-cash)                                                  3,599                          -
  Cost of sales of finance contracts                                            (175)                     1,608
  Proceeds from sales of finance contracts                                    82,455                     73,816
  Increase in finance contracts receivable                                   (84,022)                   (69,178)
  Net changes in remaining working capital items                              (6,963)                    (8,887)
                                                                           ---------                  ---------
   Net cash provided by operating activities                                      25                      2,093
                                                                           ---------                  ---------

Cash flows from investing activities
 Property, plant and equipment additions - net                                (1,226)                    (6,165)
 Other                                                                          (113)                     1,231
                                                                           ---------                  ---------
  Net cash used for investing activities                                      (1,339)                    (4,934)
                                                                           ---------                  ---------

Cash flows from financing activities
 Proceeds from line of credit facility - net                                   2,999                      5,068
 Repayments of other borrowings - net                                         (1,090)                    (2,167)
 Proceeds from issuance of common stock                                          102                        544
 Treasury stock purchases                                                       (728)                      (556)
 Other                                                                             -                         43
                                                                           ---------                  ---------
  Net cash provided by financing activities                                    1,283                      2,932
                                                                           ---------                  ---------

 Net (decrease) increase in cash                                                 (31)                        91
 Cash, beginning of period                                                     2,243                      2,248
                                                                           ---------                  ---------

 Cash, end of period                                                       $   2,212                  $   2,339
                                                                           =========                  =========
Supplemental disclosure of cash flow information:
 Cash paid for the following:
  Interest                                                                 $   2,698                  $   3,110
  Income taxes                                                             $     151                  $     634


    The accompanying notes are an integral part of the financial statements.

                          GEHL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 2003
                                   (Unaudited)

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

     In the opinion of management, the information furnished for the three- and nine-month periods ended September 27, 2003 and September 28, 2002 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due in part to the seasonal nature of the Company's business, the results of operations for the nine-month period ended September 27, 2003 are not necessarily indicative of the results to be expected for the entire year.

     The Company suggests that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

The effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 is presented below (in thousands, except per share data):


                                                                     Three Months Ended
                                                                     ------------------
                                                         September 27, 2003       September 28, 2002
                                                         ------------------       ------------------

Net (loss) income, as reported                             $     (903)               $      223
Less:  stock-based compensation expense
   determined based on the fair value
   method, net of tax                                            (175)                     (208)
                                                           ----------                ----------
Pro forma net (loss) income                                $   (1,078)               $       15
                                                           ==========                ==========
Diluted net (loss) income per share:
  As reported                                              $    (0.17)               $     0.04
  Pro forma                                                $    (0.20)               $     0.00
Basic net (loss) income per share:
  As reported                                              $    (0.17)               $     0.04
  Pro forma                                                $    (0.20)               $     0.00

                                                                     Nine Months Ended
                                                                     -----------------
                                                         September 27, 2003       September 28, 2002
                                                         ------------------       ------------------

Net income, as reported                                    $    1,846                $    1,347
Less:  stock-based compensation expense determined
   based on the fair value
   method, net of tax                                            (477)                     (648)
                                                           ----------                ----------
Pro forma net income                                       $    1,369                $      699
                                                           ==========                ==========
Diluted net income per share:
  As reported                                              $     0.34                $     0.25
  Pro forma                                                $     0.26                $     0.13
Basic net income per share:
  As reported                                              $     0.35                $     0.25
  Pro forma                                                $     0.26                $     0.13

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

Note 4 - Inventories

     If all of the Company's inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):


                                      September 27, 2003          December 31, 2002          September 28, 2002
                                      ------------------          -----------------          ------------------

Raw materials and supplies                $    12,163                 $    12,891              $    15,208
Work-in-process                                 3,030                       3,006                    2,774
Finished machines and parts                    40,120                      44,377                   46,382
                                          -----------                 -----------              -----------
   Total current cost value                    55,313                      60,274                   64,364
Adjustment to LIFO basis                      (23,503)                    (23,503)                 (20,191)
                                          -----------                 -----------              -----------
   LIFO inventory value                   $    31,810                 $    36,771              $    44,173
                                          ===========                 ===========              ===========

Note 5 - Product Warranties and Other Guarantees

     Effective December 31, 2002 and January 1, 2003, the Company adopted the disclosure and accounting requirements, respectively, of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees and warranty liabilities. The adoption of FIN 45 did not impact the Company's financial position, results of operations or cash flows.

     In general, the Company provides warranty coverage on equipment for a period of up to twelve months or for a specified period of use after sale or rental by a dealer. The Company's reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company's warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. The changes in the carrying amount of the Company's total product warranty liability for the nine-month period ended September 27, 2003 were as follows (in thousands):

Balance as of December 31, 2002                                    $      4,437
   Accruals for warranties issued during the period                       2,517
   Accruals related to pre-existing warranties
      (including changes in estimates)                                        -
   Settlements made (in cash or in kind) during the period               (2,735)
                                                                   -------------
Balance as of September 27, 2003                                   $      4,219
                                                                   =============

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, if certain conditions are met. As of September 27, 2003, the Company does not own an interest in any variable interest entities.

Note 7 - Asset Impairment and Other Restructuring Costs

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania ("Lebanon") and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota ("Owatonna") to its skid steer facility in Madison, South Dakota. A $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of this charge, $1.5 million and $2.8 million related to the agricultural and construction equipment segments, respectively. Workforce reductions related to the plant rationalizations totaled 235 employees at the Lebanon and Owatonna facilities, which included 211 employees who were terminated with severance payments.

     The manufacturing consolidations announced on September 26, 2001 were completed during 2002. During September and October of 2003, the Company entered into agreements to sell both the Lebanon and Owatonna facilities and certain related assets. The Company anticipates completing the sales of the facilities by December 31, 2003. The Company recorded a $3.6 million asset impairment charge in the three-month period ended September 27, 2003 (see change in estimate line in the table below) to adjust the carrying value of the above-referenced facilities and assets to their net realizable value based on the pending sales. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The net realizable value of the facilities and related assets has been classified as a current asset at September 27, 2003 as the Company anticipates completing the sale by December 31, 2003. In addition, the industrial development bonds associated with the Lebanon facility have been classified as a current liability at September 27, 2003 as the Company will be required to repay the bonds in conjunction with the sale of the Lebanon facility. The proceeds from the sales of the facilities and related assets will be used to repay a substantial portion of the industrial development bonds.

     Details of the restructuring charge and related activity are as follows (in thousands):


                                              Employee
                                            Severance and        Write-down of
                                             Termination         Long-lived and       Other Exit
                                              Benefits            Other Assets          Costs             Totals
                                          ------------------    -----------------    -------------     -------------
Original Reserve                             $    1,635           $    1,754          $      911        $    4,300

   Utilization                                        -               (1,754)                  -            (1,754)
                                             ----------           ----------          ----------        ----------
Balance at December 31, 2001                      1,635                    -                 911             2,546

   Utilization                                   (1,351)                   -                (430)           (1,781)
                                             ----------           ----------          ----------        ----------

Balance at December 31, 2002                        284                    -                 481               765

   Change in estimate                               (35)               4,071                (437)            3,599
   Utilization                                     (249)              (4,071)                (44)           (4,364)
                                             ----------           ----------          ----------        ----------

Balance at September 27, 2003                $        -           $        -          $        -        $        -
                                             ==========           ==========          ==========        ==========

     During the three-month periods ended September 27, 2003 and September 28, 2002, the Company expensed $0.1 million and $0.3 million, respectively, of other charges related to the plant rationalization initiatives. During the nine-month periods ended September 27, 2003 and September 28, 2002, the Company expensed $0.4 million and $0.7 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve.

     The Company incurred total restructuring and other related charges of $9.0 million related to the plant rationalization initiatives.

Note 8 - (Loss) Earnings Per Share and Comprehensive (Loss) Income

     Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted- average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares and, if applicable, common stock equivalents, to the extent dilutive, that would arise from the exercise of stock options.

     A reconciliation of the shares used in the computation of earnings (loss) per share follows (in thousands):


                                          Three Months Ended
                                          ------------------
                           September 27, 2003            September 28, 2002
                           ------------------            ------------------
Basic shares                        5,310                         5,414
Effect of options                       -                            37
                                 --------                      --------
Diluted shares                      5,310                         5,451
                                 ========                      ========

                                           Nine Months Ended
                                           -----------------
                           September 27, 2003            September 28, 2002
                           ------------------            ------------------
Basic shares                        5,343                         5,396
Effect of options                      22                            98
                                 --------                      --------
Diluted shares                      5,365                         5,494
                                 ========                      ========

     Accumulated other comprehensive loss is primarily comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive loss was $0.9 million for the three-month period ended September 27, 2003, which primarily reflects the Company's net loss. Comprehensive income was $2.3 million for the nine-month period ended September 27, 2003, which reflects the Company's net income plus currency translation adjustments of $0.5 million. Comprehensive income and net income equaled $0.2 million and $1.3 million for the three-and nine-month periods ended September 28, 2002, respectively.

Note 9 - Business Segments

     The Company operates in two business segments: construction equipment and agricultural equipment. The long-term financial performance of the Company's reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations.

     Following is selected segment information (in thousands):

                                       Three Months Ended                           Nine Months Ended
                            -----------------------------------------    -----------------------------------------
                              September 27,          September 28,         September 27,           September 28,
                                  2003                   2002                  2003                    2002
                            -------------------    ------------------    -------------------    ------------------
Net Sales:
  Construction                $    38,766            $   31,455            $   118,687            $  102,888
  Agricultural                     21,699                23,120                 68,860                78,444
                              -----------            ----------            -----------            ----------
    Consolidated              $    60,465            $   54,575            $   187,547            $  181,332
                              ===========            ==========            ===========            ==========

(Loss) Income from
Operations:
  Construction                $     2,235            $    1,206            $     6,790            $    3,480
  Agricultural                     (3,171)                   39                 (3,130)                1,696
                              -----------            ----------            -----------            ----------
    Consolidated              $      (936)           $    1,245            $     3,660            $    5,176
                              ===========            ==========            ===========            ==========


     The (loss) income from operations for the three- and nine-month periods ended September 27, 2003 includes a $3.6 million asset impairment charge (see
Note 7). Of the $3.6 million charge, $1.2 million and $2.4 million relates to the construction equipment and agricultural equipment segments, respectively.

Note 10 - Stock Repurchases

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. No shares were repurchased under this authorization during the three-month period ended September 27, 2003. During the nine-month period ended September 27, 2003, the Company repurchased 73,700 shares in the open market under this authorization at an aggregate cost of $0.7 million. During the three- and nine-month periods ended September 28, 2002, the Company repurchased 35,000 and 47,800 shares, respectively, in the open market under this authorization at an aggregate cost of $0.4 and $0.6 million, respectively. As of September 27, 2003, the Company has repurchased 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Item 2.   Management's Discussion and Analysis of Results of Operations and
------    -----------------------------------------------------------------
Financial Condition
-------------------

Restructuring and Other Charges
-------------------------------

     On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company's profitability by consolidating certain operations. These initiatives were completed during 2002 as the Company closed its manufacturing facility in Owatonna, Minnesota ("Owatonna") and transferred production of Mustang skid loaders was to the Company's skid steer loader facility in Madison, South Dakota. In addition, the Company's manufacturing facility in Lebanon, Pennsylvania ("Lebanon") was closed and the production of certain products formerly manufactured at that facility was outsourced.

     During September and October of 2003, the Company entered into agreements to sell both the Lebanon and Owatonna facilities and certain related assets. The Company anticipates completing the sales of the facilities by December 31, 2003. The Company recorded a $3.6 million asset impairment charge in the three-month period ended September 27, 2003 to adjust the carrying value of the above-referenced facilities and assets to their net realizable value based on the pending sales. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The net realizable value of the facilities and related assets have been classified as a current asset at September 27, 2003 as the Company anticipates completing the sale by December 31, 2003. In addition, the industrial development bonds associated with the Lebanon facility have been classified as a current liability at September 27, 2003 as the Company will be required to repay the bonds in conjunction with the sale of the Lebanon facility. The proceeds from the sales of the facilities and related assets will be used to repay a substantial portion of the industrial development bonds.

     During the three-month periods ended September 27, 2003 and September 28, 2002, the Company expensed $0.1 million and $0.3 million, respectively, of other charges related to the plant rationalization initiatives. During the nine-month periods ended September 27, 2003 and September 28, 2002, the Company expensed $0.4 million and $0.7 million, respectively, of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred.

     The Company incurred total restructuring and other related charges of $9.0 million related to the plant rationalization initiatives.

     For additional information on the plant rationalization initiatives, see
Note 7 of Notes to Condensed Consolidated Financial Statements.

Results of Operations
---------------------

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

Net Sales

     Net sales for the three months ended September 27, 2003 ("2003 third quarter") were $60.5 million compared to $54.6 million in the three months ended September 28, 2002 ("2002 third quarter"), an increase of $5.9 million, or 11%.

     Construction equipment segment net sales were $38.8 million in the 2003 third quarter compared to $31.5 million in the 2002 third quarter, an increase of $7.3 million, or 23%. Demand for telescopic handlers, compact excavators and compact track loaders, a product line introduced in the second quarter of 2002, was strong in the 2003 third quarter. In addition, the Company's attachment business and European subsidiary, Gehl Europe, had increased shipments that benefited the overall construction equipment segment net sales.

     Agricultural equipment segment net sales were $21.7 million in the 2003 third quarter, compared to $23.1 million in the 2002 third quarter, a decrease of $1.4 million, or 6%. The decrease in agricultural equipment segment net sales was primarily due to higher levels of sales discounts and incentives resulting from continued competitive pricing pressure. Increased net sales by the Company's attachment business, as well as higher shipments of hay tools, were offset by reduced shipments of other agricultural implements and skid loaders in the 2003 third quarter. While milk prices increased during the 2003 third quarter to levels in excess of the 2002 third quarter, the price increase was likely not a factor in the 2003 third quarter as it is just beginning to have a favorable impact on dairy farm income.

     Of the Company's total net sales reported for the 2003 third quarter, $12.0 million were made outside of the United States compared with $9.8 million in the 2002 third quarter. The increase in export sales was primarily due to increased sales in Canada and Europe.

Gross Profit

     Gross profit was $13.1 million in the 2003 third quarter compared to $11.7 million in the 2002 third quarter, an increase of $1.4 million, or 12%. Gross profit as a percent of net sales (gross margin) was 21.7% for the 2003 third quarter compared to 21.5% for the 2002 third quarter.

     Gross margin for the construction equipment segment was 24.8% in the 2003 third quarter compared with 22.6% for the 2002 third quarter. The increase in the gross margin for the construction equipment segment was primarily the result of improved manufacturing efficiencies, the favorable effects of the 2002 Owatonna, Minnesota plant closure and the levels of discounts and sales incentives associated with the mix of products shipped.

     Gross margin for the agricultural equipment segment was 16.1% in the 2003 third quarter compared to 19.9% in the 2002 third quarter. The decrease in agricultural equipment gross margin was due to continued significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production levels of agricultural implements, as well as a less favorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.3 million, or 17.1% of net sales, in the 2003 third quarter compared to $10.1 million, or 18.6% of net sales, in the 2002 third quarter. Consistent levels of selling, general and administrative expenses between periods combined with increased sales in the 2003 quarter, resulted in a decrease in selling, general and administrative expenses as a percentage of net sales in the 2003 third quarter.

(Loss) Income from Operations

     Loss from operations in the 2003 third quarter was $0.9 million compared to income from operations of $1.2 million in the 2002 third quarter. The 2003 third quarter loss from operations includes a $3.6 million asset impairment charge relating to the Company's previously announced closure and pending sales of its Lebanon and Owatonna manufacturing facilities. The facilities and certain related assets were adjusted to their net realizable value based on the pending sale (see Note 7 to the Condensed Consolidated Financial Statements).

Interest Expense

     Interest expense was $0.9 million in the 2003 third quarter compared to $1.1 million in the 2002 third quarter, a decrease of $0.2 million, or 14%. The decrease in the Company's average outstanding debt balance primarily contributed to the decrease in the 2003 third quarter interest expense.

Other Income (Expense), Net

     The Company benefited from other income, net of $0.1 million in the 2003 third quarter compared to other expense, net of $0.4 million in the 2002 third quarter. This difference resulted from reduced costs of selling retail finance contracts, due to the overall lower interest rate environment, and favorable foreign exchange rates in the 2003 third quarter versus the 2002 third quarter.

Net (Loss) Income

     Net loss was $0.9 million in the 2003 third quarter compared with net income of with $0.2 million in the 2002 third quarter. Net loss for the 2003 third quarter included an after-tax asset impairment charge of $2.4 million relating to the Company's previously announced closure and pending sales of its Lebanon and Owatonna manufacturing facilities. The facilities and certain related assets were adjusted to their net realizable value based on the pending sale (see Note 7 to the Condensed Consolidated Financial Statements).

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28,
-------------------------------------------------------------------------------
2002
----

Net Sales

     Net sales for the nine months ended September 27, 2003 ("2003 nine months") were $187.5 million compared to $181.3 million in the nine months ended September 28, 2002 ("2002 nine months"), an increase of $6.2 million, or 3%.

     Construction equipment segment net sales were $118.7 million in the 2003 nine months compared to $102.9 million in the 2002 nine months, an increase of $15.8 million, or 15%. The increase in construction equipment segment sales was primarily the result of shipments of compact track loaders and all-wheel-steer loaders, new products that were introduced in the second and third quarters of 2002, respectively, and increased shipments of telescopic handlers and excavators. In addition, increased sales by the Company's attachment business and European subsidiary, Gehl Europe, benefited the construction equipment segment sales.

     Agricultural equipment segment net sales were $68.9 million in the 2003 nine months, compared to $78.4 million in the 2002 nine months, a decrease of $9.6 million, or 12%. Agricultural equipment net sales have been adversely impacted by lower milk prices. During the 2003 third quarter, milk prices increased to levels in excess of those experienced in 2002. However, the impact of the increase was likely not a factor in either the 2003 third quarter or the 2003 nine months as the increased price level is just beginning to have a favorable impact on dairy farm income. In addition, higher levels of sales discounts and incentives adversely impacted agricultural equipment segment net sales in the 2003 nine months. Increased shipments of haytools and compact track loaders, introduced in the 2002 third quarter, and net sales by the Company's attachment business, were offset by reduced shipments of other agricultural implements and skid loaders in the 2003 nine months.

     Of the Company's total net sales reported for the 2003 nine months, $36.7 million were made outside of the United States compared with $34.1 million in the 2002 nine months. The increase in export sales was primarily due to increased sales in Canada and Europe.

Gross Profit

     Gross profit was $39.8 million in the 2003 nine months compared to $39.3 million in the 2002 nine months, an increase of $0.6 million, or 1%. Gross profit as a percent of net sales (gross margin) was 21.2% for the 2003 nine months compared to 21.7% for the 2002 nine months.

     Gross margin for the construction equipment segment was 23.6% for the 2003 nine months compared with 21.6% for the 2002 nine months. The increase in the gross margin for the construction equipment segment was primarily the result of improved manufacturing efficiencies, the favorable effects of the 2002 Owatonna, Minnesota plant closure and the levels of discounts and sales incentives associated with the mix of products shipped.

     Gross margin for the agricultural equipment segment was 17.2% for the 2003 nine months compared to 21.8% for the 2002 nine months. The decrease in agricultural equipment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production levels of agricultural implements, as well as a less favorable mix of product shipments.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $32.2 million, or 17.2% of net sales, in the 2003 nine months compared to $33.4 million, or 18.4% of net sales, in the 2002 nine months. Decreased levels of selling, general and administrative expenses combined with increased sales resulted in a decrease in selling, general and administrative expenses as a percentage of net sales in the 2003 nine months.

Income from Operations

     Income from operations in the 2003 nine months was $3.7 million compared to $5.2 million in the 2002 nine months. Income from operations in the 2003 nine months includes an asset impairment charge of $3.6 million relating to the Company's previously announced closure and pending sales of its Lebanon and Owatonna manufacturing facilities. The facilities and certain related assets were adjusted to their net realizable value based on the pending sale (see Note 7 to the Condensed Consolidated Financial Statements).

Interest Expense

     Interest expense was $2.8 million in the 2003 nine months compared to $3.2 million in the 2002 nine months, a decrease of $0.4 million, or 12%. The decrease in the Company's average outstanding debt balance primarily contributed to the decrease in interest expense in the 2003 nine months.

Other Income (Expense), Net

     The Company benefited from other income, net of $0.5 million in the 2003 nine months compared to other expense, net of $1.4 million in the 2002 nine months. This difference resulted from reduced costs of selling retail finance contracts, due to the overall lower interest rate environment, and favorable foreign exchange rates in the 2003 nine months versus the 2002 nine months.

Net Income

     Net income was $1.8 million in the 2003 nine months compared with $1.3 million in the 2002 nine months. Net income in the 2003 nine months includes an after-tax asset impairment charge of $2.4 million relating to the Company's previously announced closure and pending sales of its Lebanon and Owatonna manufacturing facilities. The facilities and certain related assets were adjusted to their net realizable value based on the pending sale (see Note 7 to the Condensed Consolidated Financial Statements).

Financial Condition
-------------------

     The Company's working capital was $110.6 million at September 27, 2003, as compared to $103.4 million at December 31, 2002, and $114.3 million at September 28, 2002. The decrease since September 28, 2002 was due primarily to a $12.4 million decrease in inventory levels as the Company: 1) continued to improve inventory flow management; 2) benefited from the completion of the plant rationalization initiatives; and 3) continued to adjust production and purchase levels to meet current demand. In addition, assets and industrial development bonds associated with the Lebanon manufacturing facility and assets associated with the Owatonna manufacturing facility were classified as current at September 27, 2003 as a result of the pending sales of the facilities which reduced working capital by $2.4 million from September 28, 2002. The impact of inventory reductions and the current classification of assets and industrial development bonds related to the pending sales of the Lebanon and Owatonna facilities on working capital was partially offset by a $9.1 million increase in finance contracts receivable and accounts receivable. The increase in accounts receivable was primarily due to the introduction of the compact track loader and all-wheel-steer loader in the second and third quarters of 2002, respectively, as well as the introduction of the new windrow merger in the first quarter of 2003 and increased shipments of telescopic handlers and excavators in the 2003 third quarter. The increase in working capital from December 31, 2002 was primarily the result of a $15.2 million increase in accounts receivable due to seasonality of accounts receivable, the introduction of the new windrow merger in the first quarter of 2003 and increased shipments of telescopic handlers and excavators in the 2003 third quarter. The impact of the increase in accounts receivable on working capital was partially offset by a $5.0 million decrease in inventory and the impact of classifying the assets and industrial development bonds related to the pending sales of the Lebanon and Owatonna facilities as current at September 27, 2003, which decreased working capital by $2.4 million.

     Capital expenditures for property, plant and equipment during the 2003 nine months were approximately $1.2 million. During 2003, the Company plans to make an aggregate of up to $2.9 million in capital expenditures. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations through 2004.

     As of September 27, 2003, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility ("Facility") was 4.57%. The Company had available unused borrowing capacity of $23.1 million, $24.5 million and $12.2 million under the Facility at September 27, 2003, December 31, 2002, and September 28, 2002, respectively. At September 27, 2003, December 31, 2002, and September 28, 2002, the Company's outstanding borrowings under the Facility were $50.4 million, $47.4 million and $60.3 million, respectively. The changes in borrowings from September 28, 2002 and December 31, 2002 to September 27, 2003 were primarily due to changes in working capital requirements. The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2003 will continue to be funded by operations and borrowings under the Facility.

     The sale of finance contracts is an important component of the Company's overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At September 27, 2003, the Company serviced $173.0 million of such contracts, of which $163.7 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

     At September 27, 2003, shareholders' equity had decreased $3.5 million to $97.8 million from $101.3 million at September 28, 2002. This decrease primarily reflected the impact of the minimum pension liability adjustment recorded in 2002 offset by currency translation adjustments and the income earned from September 28, 2002 to September 27, 2003. The Company is reviewing, with the assistance of its actuaries, any adjustment that may be required to the minimum pension liability prior to December 31, 2003. Any such adjustment is expected to impact only the Company's balance sheet.

     In September 2001, the Company's Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company's outstanding common stock. No shares were repurchased under this authorization during the three-month period ended September 27, 2003. During the nine-month periods ended September 27, 2003, the Company repurchased 73,700 shares in the open market under this authorization at an aggregate cost of $0.7 million. During the three- and nine-month periods ended September 28, 2002, the Company repurchased 35,000 and 47,800 shares, respectively, in the open market under this authorization at an aggregate cost of $0.4 and $0.6 million, respectively. As of September 27, 2003, the Company has repurchased 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

     Due to the pending sale of the Lebanon manufacturing facility, the industrial development bonds associated with the facility have been classified as a current liability at September 27, 2003 as the Company will be required to repay the bonds in conjunction with the sale of the facility, which is expected to be completed no later than December 31, 2003. The proceeds from the sales of the facilities and related assets will be used to repay a substantial portion of the industrial development bonds.

     Other than described in the previous paragraph, there have been no material changes to the annual maturities of debt obligations nor to the future minimum non-cancelable operating lease payments as disclosed in Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, if certain conditions are met. As of September 27, 2003, the Company does not own an interest in any variable interest entities.

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

Outlook
-------

     The Company expects a modest improvement in the U.S. economy during the last quarter of the year. As a result, and combined with the actual results for the year to date, the Company expects 2003 net earnings to be in the range of $.34 to $.39 per diluted share. The projected net earnings include the asset impairment charge of $.44 per diluted share.

Forward-Looking Statements
--------------------------

     Certain statements included in this filing are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including the statements in the section entitled "Outlook," are forward-looking statements. When used in this filing, words such as the Company "believes," "anticipates," "expects", "estimates" or "projects" or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, a further delay in the expected general economic recovery, unanticipated changes in capital market conditions, the Company's ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, the cyclical nature of the Company's business, the Company's and its customers' access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, unanticipated issues or costs associated with the sales of the Lebanon, Pennsylvania and Owatonna, Minnesota manufacturing facilities, the Company's ability to secure sources of liquidity necessary to fund its operations, unanticipated issues related to the determination of the Company's minimum pension liability, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company's expectations for fiscal year 2003 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company's ability to achieve its expectations.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
------    ----------------------------------------------------------

     There are no material changes to the information provided in response to this item as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Item 4.   Controls and Procedures
------    -----------------------

     The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of September 27, 2003. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of September 27, 2003. There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 27, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits
          --------

         Exhibit No.         Document Description
         ----------          --------------------

           10.1     Amendment to Gehl Savings Plan.

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

     (b)  Reports on Form 8-K
          -------------------

          The Company furnished a Current Report on Form 8-K on July 24, 2003 reporting under Items 7 and 12 the Company's financial results for the three months June 28, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEHL COMPANY

Date:  November 10, 2003                By: /s/ William D. Gehl
                                            -----------------------------
                                            William D. Gehl
                                            Chairman of the Board
                                            and Chief Executive Officer

Date:  November 10, 2003                By: /s/ Kenneth P. Hahn
                                            -----------------------------
                                            Kenneth P. Hahn
                                            Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  GEHL COMPANY

                                INDEX TO EXHIBITS

         Exhibit No.         Document Description
         ----------          --------------------

           10.1     Amendment to Gehl Savings Plan.

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