Form 10-K
period 2003-12-31
GEHL CO
filed 2004-03-04
CIK 856386

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from __ to __

Commission file number 0-18110

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (262) 334-9461

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ X ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No X

        Aggregate market value of voting stock held by non-affiliates of the registrant: $67,556,906 at February 13, 2004.

        Number of shares outstanding of each of the registrant’s classes of common stock, as of February 13, 2004:

Class	Shares Outstanding
Common Stock, $.10 Par Value	5,335,939

DOCUMENTS INCORPORATED BY REFERENCE

Gehl Company Proxy Statement for the 2004 Annual Meeting of Shareholders
(to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year end and, upon such
filing, to be incorporated by reference into Part III)

GEHL COMPANY

_________________

INDEX TO
ANNUAL REPORT ON FORM 10-K

For The Year Ended December 31, 2003

Page
Part I
Item 1 Business	1
Item 2 Properties	7
Item 3 Legal Proceedings	8
Item 4 Submission of Matters to a Vote of Security Holders	9
Executive Officers of the Registrant	9
Part II
Item 5 Market for Registrant's Common Equity and Related
Shareholder Matters	10
Item 6 Selected Financial Data	11
Item 7 Management's Discussion and Analysis of Financial
Condition and Results of Operations	12
Item 7A Quantitative and Qualitative Disclosures About Market Risk	21
Item 8 Financial Statements and Supplementary Data	22
Item 9 Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	49
Item 9A Controls and Procedures	49
Part III
Item 10 Directors and Executive Officers of the Registrant	50
Item 11 Executive Compensation	50
Item 12 Security Ownership of Certain Beneficial Owners
and Management and Related Shareholder Matters	50
Item 13 Certain Relationships and Related Transactions	50
Item 14 Principal Accountant Fees and Services	51
Part IV
Item 15 Exhibits, Financial Statement Schedules and
Reports on Form 8-K	52
Signatures	53

PART I

Item 1.  Business

Overview

        Gehl Company (the “Company” or “Gehl”) designs, manufactures, sells and finances equipment used in the light construction equipment and the agriculture equipment industries. Construction equipment is comprised of skid loaders, telescopic handlers, asphalt pavers, compact excavators, compact track loaders, all-wheel-steer loaders, compact loaders and attachments and is sold to contractors, sub-contractors, owner operators, rental stores and municipalities. The Company generally markets its construction equipment under the Gehl® and Mustang® brand names. Agriculture equipment is sold to customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, compact loaders and attachments), manure handling and feedmaking equipment. The Company believes that it is one of the largest non-tractor agriculture equipment manufacturers in North America. In addition, the Company launched a new attachment business, Compact Equipment Attachments, Inc., in July 2001. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

        Effective January 1, 2002, the Company began accounting for its investment in a German distribution operation (“Gehl Europe”) as a consolidated subsidiary as a result of the Company’s controlling influence on the operations of Gehl Europe as of such date. Prior to January 1, 2002, the Company accounted for its investment in Gehl Europe under the equity method.

        During 2002, the Company substantially completed a restructuring plan that was commenced in the third quarter of 2001 in order to reduce costs through several major plant rationalization initiatives which included consolidating certain operations. Under these initiatives, the Company closed its manufacturing facility in Lebanon, Pennsylvania and outsourced the manufacturing of most products. The Company also transferred the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota to its skid steer facility in Madison, South Dakota. Construction equipment is now manufactured in two South Dakota facilities and Agricultural equipment is manufactured in plants in Wisconsin and South Dakota. The Lebanon, Pennsylvania facility was sold in 2003.

        The Company intends that certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding the Company’s future financial position, business strategy, targets and capital spending, and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company “believes,” “anticipates,” “expects” or “estimates” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of the filing hereof. Factors that could cause such a variance include, but are not limited to, any interruption in the expected general economic recovery, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, unanticipated difficulties or charges arising out of the proposed sale of the Company’s Owatonna, Minnesota facility, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are only made as of the date of the filing hereof, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Segments

        The Company operates in two business segments, construction equipment and agricultural equipment. The following table shows certain information relating to the Company’s segments:

	(dollars in thousands) Years ended December 31,
	2001		2002		2003
	Amount	%	Amount	%	Amount	%
Net sales: Construction Equipment	$122,344	50.9%	$135,080	58.1%	$155,516	63.6%
Agricultural Equipment	118,050	49.1	97,485	41.9	88,884	36.4

Total	$240,394	100.0%	$232,565	100.0%	$244,400	100.0%

Income (loss) from
operations:
Construction Equipment	$2,270	25.4%	$4,306	83.5%	$7,899	161.7%
Agricultural Equipment	6,673	74.6	851	16.5	(3,013)	(61.7)

Total	$8,943	100.0%	$5,157	100.0%	$4,886	100.0%

        On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company’s profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania (“Lebanon”) and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota (“Owatonna”) to its skid steer facility in Madison, South Dakota. A $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of this charge, $2.8 million and $1.5 million related to the construction and agricultural equipment segments, respectively.

        The manufacturing consolidations announced on September 26, 2001 were completed during 2002. During 2002, the Company expensed $1.0 million of other charges related to the plant rationalization initiatives. These charges were required to be expensed when incurred and were not included in the original reserve. Of the $1.0 million expense recorded in 2002, $0.5 million and $0.5 million related to the construction and agricultural segments, respectively.

        During September and October of 2003, the Company entered into agreements to sell both the Lebanon and Owatonna facilities and certain related assets. The Company recorded a $3.6 million asset impairment charge to adjust the carrying value of the Lebanon and Owatonna facilities and assets to their net realizable value based on the pending sales. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The Company sold the Lebanon facility in December 2003. The sale of the Owatonna facility, which was scheduled to close in December 2003, did not occur as the Company expected. The Company continues to actively pursue the sale of the Owatonna facility. In addition to the impairment charge, the Company expensed $0.5 million of other charges related to the plant rationalization initiatives during 2003. Of the $0.5 million expense recorded in 2003, $0.3 million and $0.2 million related to the construction and agricultural segments, respectively.

        The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agricultural equipment markets, see Note 16 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Form 10-K.

Construction Equipment

Products

        Construction equipment is marketed in the following seven product areas:

1.	Skid Loaders – The Company’s skid loader line consists of a broad range of products offered through the Gehl and Mustang brands. The skid loader line features a choice of hand-operated T-bar controls, hand only or hand and foot controls. The skid loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snowblowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

2.	Telescopic Handlers — The Company’s telescopic handler line consists of a broad range of products offered through the Gehl and Mustang brands. These telescopic handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers, building contractors and farmers.

3.	Asphalt Pavers — Two models of Power Box® pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

4.	Compact Excavators – The Company’s compact excavator line consists of a broad range of products offered through the Gehl and Mustang brands. The units range in size from 1.5 metric tons to 11.5 metric tons. All units come standard with auxiliary hydraulics. An industry exclusive frame leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

5.	Compact-loader – Gehl offers an articulated unit, powered by a 20 horsepower engine. It is one of the only compact-loaders offered in the industry where the operator is seated on the unit. Offered with a wide variety of attachments, the principal applications for this product are landscaping, nursery and material handling.

6.	All-wheel-steer Loaders – The Company offers multiple all-wheel-steer loaders through the Gehl and Mustang brands with either conventional or telescopic booms. The units range from 60 horsepower to 83 horsepower and are used in general construction, and by building contractors and material producers.

7.	Compact Track Loaders – The Company offers multiple compact track loaders through the Gehl and Mustang brands. With a dedicated rubber track, these machines are especially useful in soft or muddy conditions. They offer low ground pressure and high floatation and are used in landscaping, nursery and general construction applications.

Marketing and Distribution

        The Company maintains a separate distribution system for construction equipment. The Company markets its construction equipment in North America through approximately 270 independent dealers (with 1016 outlets) and worldwide through approximately 85 distributors. The Company has no Company-owned dealers, and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of construction equipment accounted for approximately 13% of the Company’s sales for the year ended December 31, 2003; however, no single dealer or distributor accounted for more than 3% of the Company’s sales for that period. Sales of the construction equipment skid loader product line accounted for more than 25% of the Company’s net sales in 2001, 2002 and 2003. Sales of the construction equipment telescopic handler product line accounted for more than 12% of the Company’s net sales in 2001, 2002 and 2003.

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

Industry and Competition

        Gehl’s construction equipment product lines face competition in each of their markets. In general, each line competes with a small group of from seven to twelve different companies, some of which are larger than the Company. The Company competes within the light construction equipment markets based primarily on price, quality, service and distribution.

        The primary markets for Gehl’s construction equipment outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid loader market in most of these markets.

Agricultural Equipment

Products

        Agricultural equipment is marketed in five product areas.

1.	Haymaking — Gehl’s haymaking line includes a broad range of products used to harvest and process hay crops for livestock feed. The Company offers disc mowers, a wide range of pull-type disc mower conditioners, hay rakes, windrow mergers and variable-chamber round balers.

2.	Forage Harvesting — The Company believes that it currently manufactures and sells one of the industry’s most complete lines of forage harvesting equipment, including forage harvesters, forage wagons and blowers.

3.	Material Handling – This line consists of a broad range of Gehl skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders and the compact-loader. The skid loader, telescopic handler, compact excavator, compact track loader, all-wheel-steer loader and compact-loader product lines are marketed by dealers who handle agricultural equipment and by dealers who handle construction equipment.

4.	Manure Handling — Gehl offers a broad range of manure spreaders, including the Scavenger® “V-Tank” side-discharge manure spreader which incorporates a hydraulically controlled auger allowing the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets four models of rear-discharge box spreaders.

5.	Feedmaking — The Company offers the Gehl Mix-All® line of grinder mixers, a line of mixer feeders and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution

        In North America, Gehl’s agricultural equipment is sold through approximately 341 geographically dispersed dealers (with 405 outlets). Fifty of these dealers are located in Canada. Agricultural equipment is also marketed through approximately 10 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

        It has been and remains the Company’s objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific agriculture dealer or group of dealers. The top ten dealers and distributors in agricultural equipment accounted for approximately 7% of the Company’s sales for the year ended December 31, 2003 and no one dealer or distributor accounted for over 1% of the Company’s sales during that period. Sales of the agriculture equipment skid loader product line accounted for more than 13% of the Company’s net sales in 2001, 2002 and 2003.

        The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

        The agricultural equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, warranty and service assistance, and regional field service representatives who assist in training and providing routine dealer service support functions. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

Industry and Competition

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

        The agriculture equipment markets in North America are highly competitive and require substantial capital outlays. The Company has several major competitors as well as numerous other limited line manufacturers and importers. The largest manufacturers in the agriculture equipment industry, the Company’s major competitors, generally produce tractors and combines as well as a full line of tillage and planting equipment. Such manufacturers also market, to varying degrees, haymaking, forage harvesting, materials handling, manure handling and/or feedmaking equipment, the areas in which the Company’s agriculture products are concentrated. No single competitor competes with the Company in each of its product lines. The Company believes that it is the only non-tractor manufacturer in the industry that produces equipment in each of these product lines. Smaller manufacturers which compete with the Company produce only a limited line of specialty items and often compete only in regional markets.

        Approximately 90% of the Company’s agriculture dealers also carry the tractor and combine product lines of a major manufacturer. In addition to selling the tractors and combines of a major manufacturer, many of these dealers carry the major manufacturer’s entire line of products, some of which directly compete with the products offered by Gehl. Dealers of Gehl’s agriculture equipment also market equipment manufactured by limited line manufacturers which compete with specific product lines offered by the Company.

        The primary markets for Gehl’s agriculture equipment outside of North America are in Europe and the Pacific Rim. In these markets, the Company competes with both agriculture equipment manufacturers from the United States, some of which have manufacturing facilities in foreign countries, and foreign manufacturers. The Company does not believe, however, that it is presently a significant competitor in any of these foreign markets.

Backlog

        The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2003 was $38.9 million versus $20.9 million at December 31, 2002. Virtually all orders in the backlog at December 31, 2003 are expected to be shipped in 2004.

Floor Plan and Retail Financing

Floor Plan Financing

        The Company, as is typical in its industries, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company’s floor plan financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as accounts receivable.

        The Company provides interest-free floor plan financing to its dealers, for construction equipment for varying periods of time generally up to six months and for agriculture equipment generally up to nine months. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at approximately 3% above the prime rate or on occasion provides an interest-free extension of up to three months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 80% of Gehl’s dealer accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing

        The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance®, the Company’s finance division. Retail financing is provided in Canada by a third party at rates subsidized by the Company.

        The Company maintains arrangements with third parties pursuant to which the Company sells, with recourse, the Company’s retail finance contracts. The finance contracts require periodic installments of principal and interest over periods of up to 60 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 48 months. The Company continues to service the finance contracts it sells, including cash collections. For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sales of Finance Contracts Receivable,” included in Part II, Item 7 of this Form 10-K and Note 2 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of this Form 10-K.

Employees

        As of December 31, 2003, the Company had 796 employees, of which 458 were hourly employees and 338 were salaried employees. At the production facilities in West Bend, Wisconsin, one of three Gehl production facilities, 136 hourly employees are covered by a collective bargaining agreement with P.A.C.E. (formerly the United Paperworkers International Union) which expires December 15, 2006. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company’s facilities during the past thirty years.

Manufacturing

        During 2002, the Company expanded its South Dakota skid loader manufacturing facility in order to accommodate the transfer of Mustang skid loader production previously manufactured in Owatonna, Minnesota. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2004.

        Component parts needed in the manufacture of the Company’s equipment are primarily produced by the Company. The Company obtains raw materials (principally steel), component parts that it does not manufacture (mostly engines and hydraulics) and supplies from third party suppliers. Substantially all such materials and components used are available from a number of sources. The Company is not dependent on any supplier that cannot be replaced and has not experienced difficulty in obtaining necessary purchased materials.

        In addition to the equipment it manufactures, the Company markets equipment acquired from third party suppliers. Products acquired from these suppliers accounted for approximately 21% of the Company’s net sales in 2003.

Research and Development

        The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company’s research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.6 million, $3.2 million and $3.0 million on research and development for the years ended December 31, 2003, 2002 and 2001, respectively.

Patents and Trademarks

        The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents, trademarks and service marks important in the operation of its business, including the Gehl® name, the Mustang® name, the Dynalift® name, the EDGE® name and the group of patents relating to the Scavenger® manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Item 2.  Properties

        The following table sets forth certain information as of December 31, 2003, relating to the Company’s principal manufacturing facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures,” included in Part II, Item 7 of this Form 10-K.

	Approximate Floor Area in Square Feet	Owned or Leased	Principal Uses
West Bend, WI	450,000	Owned	General offices and engineering,
			research and development and
			manufacture of agricultural
			equipment
Madison, SD	260,000	Owned	Manufacture of Gehl and Mustang
			skid loaders for dealers of
			construction equipment and
			agricultural equipment
Yankton, SD	130,000	Owned	Manufacture of construction
			equipment
Owatonna, MN (1)	235,000	Owned

        (1)        The Company ceased manufacturing at this plant in conjunction with its plant rationalization initiatives announced in September 2001. This plant is currently for sale.

        The Company also has a five year service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

Item 3.  Legal Proceedings

        The Company is a defendant from time to time in actions for product liability and other matters arising out of its ordinary business operations. The Company believes that the actions presently pending will not have a material adverse effect on its consolidated financial position or results of operations. To the Company’s knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

Executive Officers of the Registrant.

        Set forth below is certain information concerning the executive officers of the Company as of February 1, 2004:

Name, Age and Position	Business Experience
William D. Gehl, 57,	Mr. Gehl has served as Chairman of the Board of
Chairman of the Board of Directors	Directors of the Company since April, 1996 and as Chief
and Chief Executive Officer	Executive Officer of the Company since November, 1992.
Mr. Gehl served as President of the Company from
November, 1992 to April, 2003 and has served as a
director of the Company since 1987.
Malcolm F. Moore, 53,	Mr. Moore joined the Company as Executive Vice
President and	President and Chief Operating Officer in August, 1999.
Chief Operating Officer	Mr. Moore was elected President and Chief Operating
Officer in April, 2003
Kenneth P. Hahn, 46,	Mr. Hahn joined the Company as Corporate Controller in
Vice President of Finance and	April, 1988. Mr. Hahn was appointed Vice President of
Chief Financial Officer	Finance in February, 1997 and became Chief Financial
Officer in January, 1999.
Daniel M. Keyes, 35,	Mr. Keyes joined the Company as Vice President Sales
Vice President Sales and Marketing	and Marketing in December 2000. From 1996 until
joining the Company, Mr. Keyes held a variety of senior
marketing management positions, most recently,
Director, Strategic Accounts, with CNH Global NV (a
manufacturer of agricultural and construction
equipment).
Michael J. Mulcahy, 57,	Mr. Mulcahy has served as General Counsel of the
Vice President, Secretary	Company since 1974 and became Secretary in 1977 and a
and General Counsel	Vice President in 1986.
Kenneth H. Feucht, 55	Mr. Feucht has served as Vice President of Human
Vice President of Human Resources	Resources since May, 2002. Mr. Feucht was Director of
Human Resources from 1999 to 2002 and Manager of Human
Resources from 1993 to 1999.

        All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The Company has an employment agreement with William D. Gehl, pursuant to which he is to serve as Chief Executive Officer of the Company through the expiration of the agreement on June 13, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

        Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. N.C. Babson, T. J. Boldt, J. T. Byrnes, F. J. Fotsch, K. Helletzgruber, J. W. Splude and H. Viets) received on December 31, 2003 a grant of shares of Company common stock as part of their annual retainer fee. An aggregate of 2,478 shares of Company common stock were granted under the Director Stock Grant Plan. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

        The Company did not declare or pay any dividends in 2003 or 2002. A summary of the high and low prices of Gehl’s common stock by quarter follows.

Price Range
	2003	2002
First Quarter	$8.61-12.22	$14.46-16.45
Second Quarter	7.51 - 11.00	13.64 - 15.50
Third Quarter	9.50 - 11.66	9.50 - 14.77
Fourth Quarter	10.72 - 16.34	8.21 - 10.38

Year	$7.51-16.34	$8.21-16.45

Item 6.  Selected Financial Data

Five Year Financial Summary
Dollars in Thousands, Except Per Share Data	2003	2002	2001	2000	1999
Summary of Operations
Net sales	$244,400	$232,565	$240,394	$250,037	$284,838
Gross profit	51,421	48,845	53,325	59,944	73,987
Strategic review process costs	--	--	513	--	--
Asset impairment and other restructuring costs	4,080	955	4,300	--	--
Income from operations	4,886	5,157	8,943	21,985	35,057
Interest expense	3,648	4,052	4,299	4,741	3,083
Income before income taxes	3,354	1,605	3,546	14,856	31,294
Net income	2,630	1,043	2,305	9,656	20,185

Financial Position at December 31
Current assets	$141,937	$154,618	$163,924	$142,997	$125,783
Current liabilities	58,603	51,992	56,466	50,027	56,299
Working capital	83,334	102,626	107,458	92,970	69,484
Accounts receivable - net	92,474	97,627	90,714	69,546	68,551
Finance contracts receivable - net	4,528	7,035	12,658	26,516	19,385
Inventories	31,598	36,771	52,161	45,598	35,206
Property, plant and equipment - net	35,316	46,697	43,431	46,172	37,028
Total assets	203,354	227,673	237,409	222,718	194,160
Long-term debt	26,538	56,135	64,237	60,885	31,097
Total debt	26,724	57,914	64,398	61,072	31,616
Shareholders' equity	98,000	96,138	100,021	103,018	97,424

Common Share Summary
Diluted net income per share	$.49	$.19	$.42	$1.72	$3.17
Basic net income per share	.49	.19	.43	1.76	3.29
Dividends per share	--	--	--	--	--
Book value per share	18.37	17.89	18.66	19.33	17.26
Shares outstanding at year-end	5,333,439	5,373,650	5,359,721	5,330,500	5,645,620

Other Financial Statistics
Capital expenditures	$3,034	$6,790	$4,135	$12,577	$7,281
Depreciation	4,879	4,630	4,687	4,885	4,329
Current ratio	2.4 to 1	3.0 to 1	2.9 to 1	2.9 to 1	2.2 to 1
Percent total debt to total capitalization	21.4%	37.6%	39.2%	37.2%	24.5%
Net income as a percent of net sales	1.1%	.4%	1.0%	3.9%	7.1%
After-tax return on average shareholders' equity	2.7%	1.1%	2.3%	9.6%	21.1%
Employees at year-end	796	716	987	976	1,118
Common stock price range	7.51 - 16.34	8.21 - 16.45	10.01 - 18.81	8.875 - 20.0	14.0 - 23.5

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company’s net income in 2003 was $2.6 million, or $.49 per diluted share, compared with $1.0 million, or $.19 per diluted share, in 2002. The 2003 net income included an after-tax asset impairment charge of $2.4 million, or $.44 per diluted share, and an after-tax charge of $0.3 million, or $.06 per diluted share, relating to the Company’s previously announced plant rationalization initiatives. In addition, 2003 net income included a favorable tax adjustment of $0.4 million, or $.07 per diluted share, relating to the finalization of prior year tax returns during the fourth quarter. The 2002 net income included an after-tax charge of $0.6 million, or $.11 per diluted share, relating to the Company’s plant rationalization initiatives.

        Net sales in 2003 of $244.4 million were 5% above the $232.6 million in 2002. Construction equipment segment net sales in 2003 of $155.5 million were 15% above 2002 levels, while agricultural equipment segment net sales in 2003 of $88.9 million were 9% below 2002 levels. The construction equipment segment comprised 64% of Company net sales in 2003 versus 58% in 2002. The agricultural equipment segment was 36% of Company net sales in 2003 versus 42% in 2002.

        Income from operations in 2003 was $4.9 million, with the construction equipment segment accounting for $7.9 million, while the agricultural equipment segment incurred an operating loss of $3.0 million. 2003 income from operations includes a $3.6 million asset impairment charge and $0.5 million of other charges relating to the Company’s plant rationalization initiatives. Of the $4.1 million in charges, $1.5 million was included in construction equipment segment income from operations and $2.6 million was included in the agricultural equipment segment loss from operations. Interest expense in 2003 decreased $0.4 million, to $3.6 million. Other income, net, consisting primarily of foreign currency transaction gains (losses) and the costs of selling finance contracts receivable, was $0.3 million in 2003, a $1.8 million improvement from 2002 other expense, net of $1.5 million.

        The Company’s total debt was reduced to $26.7 million at December 31, 2003 from $57.9 million at December 31, 2002. The reduction was primarily due to cash provided by operating activities of $31.1 million during 2003. The Company’s ratio of debt to total capital was 21.4% at December 31, 2003, as compared with 37.6% at December 31, 2002.

Asset Impairment and Other Restructuring Costs

        On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company’s profitability by consolidating certain operations. These initiatives were completed during 2002 as the Company closed its manufacturing facility in Owatonna, Minnesota (“Owatonna”) and transferred production of Mustang skid loaders to the Company’s skid steer loader facility in Madison, South Dakota. In addition, the Company’s manufacturing facility in Lebanon, Pennsylvania (“Lebanon”) was closed and the production of certain products formerly manufactured at that facility was outsourced.

        During September and October of 2003, the Company entered into agreements to sell both the Lebanon and Owatonna facilities and certain related assets and anticipated completion of the sales of the facilities by December 31, 2003. The Company recorded a $3.6 million asset impairment charge in the quarter ended September 27, 2003 to adjust the carrying value of these facilities and assets to their net realizable value based on the pending sales. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The Company sold the Lebanon facility in December 2003 and defeased the industrial development bonds associated with this facility. The sale of the Owatonna facility, which was scheduled to close in December 2003, did not occur as the Company expected. There were no further adjustments to the Company’s balance sheet or results of operations as a result of not completing the sale. The Company continues to actively pursue the sale of the Owatonna facility. The net realizable value of the Owatonna facility and related assets has been classified as a current asset at December 31, 2003 as the Company anticipates selling the facility during 2004.

        During the years ended December 31, 2003 and 2002, the Company expensed $0.5 million and $1.0 million, respectively, of other charges related to the plant rationalization initiatives.

        Through December 31, 2003, the Company incurred total asset impairment, restructuring and other related charges of $9.3 million related to the plant rationalization initiatives.

Accounting for Goodwill

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization; however, must be tested for impairment at least annually. Upon adoption, the Company discontinued the amortization of goodwill. The 2001 results included approximately $476,000 of goodwill amortization expense.

Consolidation of Gehl Europe

        Effective January 1, 2002, the Company began accounting for its investment in a German distribution operation (“Gehl Europe”) as a consolidated subsidiary, as a result of the Company’s controlling influence on the operations of Gehl Europe as of such date. Prior to January 1, 2002, the Company accounted for its investment in Gehl Europe under the equity method.

Results of Operations

2003 vs. 2002

Net Sales

($ millions)	2003	2002	2001	2000	1999
Construction Equipment	$155.5	$135.1	$122.3	$148.6	$172.2
Agricultural Equipment	88.9	97.5	118.1	101.4	112.6

Total	$244.4	$232.6	$240.4	$250.0	$284.8
(% of total)
Construction Equipment	63.6%	58.1%	50.9%	59.4%	60.5%
Agricultural Equipment	36.4%	41.9%	49.1%	40.6%	39.5%

        Net sales for 2003 were $244.4 million compared to $232.6 million in 2002, an increase of 5%. Gehl construction equipment segment net sales were $155.5 million in 2003, a 15% increase from 2002 net sales of $135.1 million. The increase in construction equipment segment net sales was primarily due to strong demand throughout the year for compact track loaders, a new product line introduced in the second quarter of 2002, as well increased demand for telescopic handlers and compact excavators in the second half of the year. In addition, the Company’s attachment business and European subsidiary, Gehl Europe, had increased shipments that benefited the overall construction equipment segment net sales.

        Gehl agricultural equipment segment net sales were $88.9 million in 2003, down 9% from $97.5 million in 2002. Shipments of agricultural implements and skid loaders during the first nine months of 2003 were adversely impacted by low milk prices. Increases in milk prices during the 2003 third quarter resulted in increased agricultural implement shipments in the fourth quarter, partially offsetting the reduced sales in the first nine months of 2003. In addition, increased sales by the Company’s attachment business, as well as higher full year shipments of compact track loaders, introduced in the second quarter of 2002, partially offset reduced agricultural implement and skid loader shipments.

        Of the Company’s total net sales reported for 2003, $50.5 million were made outside of the United States compared with $43.9 million in 2002. The increase in exports was due primarily to the increased sales in Canada and Europe.

Gross Profit

        Gross profit in 2003 was $51.4 million compared to $48.8 million in 2002. Gross profit as a percentage of net sales (“gross margin”) was 21.0% in both 2003 and 2002.

        Gross margin for the construction equipment segment was 23.3% in 2003 compared with 21.3% in 2002. The increase in the gross margin for the construction equipment segment was primarily the result of improved manufacturing efficiencies, increased levels of production, favorable effects of the 2002 Owatonna, Minnesota plant closure and various impacts associated with the mix of products shipped. Gross margin for the agricultural equipment segment was 17.1% in 2003 compared with 20.5% in 2002. The decrease in agricultural equipment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production levels, as well as a less favorable mix of product shipments.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $42.5 million, or 17.4% of net sales, in 2003 compared to $42.7 million, or 18.4% of net sales, in 2002. The decrease in selling, general and administrative expenses as a percentage of net sales was due to a 5% increase in net sales from 2002 combined with consistent levels of expenses between 2003 and 2002.

Income (Loss) from Operations

($ millions)	2003	2002	2001	2000	1999
Construction Equipment	$7.9	$4.3	$2.2	$14.0	$23.7
Agricultural Equipment	(3.0)	0.9	6.7	8.0	11.4

Total	$4.9	$5.2	$8.9	$22.0	$35.1

        The decrease in income from operations in 2003 was primarily due to $4.1 million of charges relating to the Company’s previously announced plant rationalization initiatives, which increased $3.0 million from the $1.1 million of charges in 2002. Partially offsetting the effect of these charges was income generated from increased net sales during 2003.

        Construction equipment segment income from operations increased in 2003 to $7.9 million from $4.3 million in 2002 primarily due to the 15% increase in net sales from 2002 and the increase in gross margin to 23.3% from 21.3% in 2002. The favorable impact of the increase in net sales and gross margin improvement were partially offset by $1.5 million in charges related to the Company’s plant rationalization initiatives, which increased $1.0 million from $0.5 million in 2002. The agricultural equipment segment incurred a loss from operations of $3.0 million in 2003 compared to income from operations of $0.9 million in 2002. Reduced agricultural segment net sales, a reduction in gross margin and $2.6 million in charges related to the Company’s plant rationalization initiatives, which increased $2.1 million from $0.5 million in 2002, contributed to the 2003 loss from operations.

Interest Expense

        Interest expense decreased $0.4 million, to $3.6 million in 2003 compared to $4.1 million in 2002. The decrease in interest expense was due to decreased debt levels during 2003, as debt was $26.7 million at December 31, 2003 compared to $57.9 million at December 31, 2002. The majority of the debt reduction occurred during the fourth quarter of 2003 as the Company provided $31.1 million of cash flow from operations in the quarter.

Other income (expense), net

        The Company benefited from other income, net of $0.3 million in 2003 compared to other expense, net of $1.5 million in 2002. This difference resulted from reduced costs of selling retail finance contracts due to lower discount rates negotiated with third party purchasers of such contracts, in part, due to the overall lower interest rate environment and more favorable foreign exchange transaction gains in 2003 versus 2002.

Provision for Income Taxes

        The Company’s effective income tax rate was 21.6% in 2003 and 35.0% in 2002. The decrease in the effective tax rate is primarily due to the favorable impact of a $0.4 million tax adjustment relating to the finalization of prior year tax returns during the fourth quarter of 2003.

Net Income

        Net income increased to $2.6 million in 2003 from $1.0 million of net income in 2002. Diluted earnings per share were $.49 in 2003 compared to $.19 in 2002. Net income in 2003 includes an after-tax impairment charge of $2.4 million, or $.44 per diluted share, and an after-tax charge of $0.3 million, or $.06 per diluted share, relating to the Company’s plant rationalization initiatives. In addition, 2003 net income was favorably impacted by a $0.4 million, or $.07 per diluted share, tax adjustment related to finalization of prior year tax returns during the fourth quarter. Net income in 2002 includes an after-tax charge of $0.6 million, or $.11 per diluted share, relating to the Company’s plant rationalization initiatives. No dividends were declared in either 2003 or 2002 on the Company’s common stock.

2002 vs. 2001

Net Sales

        Net sales for 2002 were $232.6 million compared to $240.4 million in 2001, a decrease of 3%. Excluding $10 million of net sales resulting from the initial consolidation of Gehl Europe, net sales decreased 7% from 2001 levels.

        Construction equipment segment net sales were $135.1 million in 2002 compared to $122.3 million in 2001, an increase of 10%. Excluding $10 million of net sales resulting from the initial consolidation of Gehl Europe, net sales increased 2% from 2001 levels. Sales of the compact track loaders were strong since their introduction in the second quarter of 2002. In addition, construction equipment segment net sales in 2002 benefited from the introduction of all-wheel-steer loaders in the 2002 third quarter, contributions from telescopic handlers and compact excavator models sold through the Mustang distribution channel and net sales from the Company’s new attachment business. These increases in construction equipment segment net sales more than offset the reduction in telescopic handler shipments resulting from the continuing downward trend in that market.

        Agricultural equipment segment net sales were $97.5 million in 2002, compared to $118.1 million in 2001, a decrease of 17%. Agricultural implement net sales were adversely impacted by the significant decline in milk prices as well as drought conditions in certain regions of the United States. Sales of the compact track loaders introduced in the 2002 second quarter, the introduction of all-wheel-steer loaders in the 2002 third quarter, increased shipments of compact excavators to select rural equipment dealers, and increased sales from the Company’s new attachment business partially offset reduced implement and skid loader net sales in the agricultural segment.

        Of the Company’s total net sales reported for 2002, $43.9 million were made outside of the United States compared with $33.9 million in 2001. The increase in exports was due primarily to the initial consolidation of Gehl Europe.

Gross Profit

        Gross profit in 2002 was $48.8 million compared to $53.3 million in 2001. Gross profit as a percent of net sales decreased in 2002 to 21.0% from 22.2% in 2001.

        Construction equipment gross profit as a percent of net sales for 2002 increased to 21.3% from 20.6% in 2001. The increase in the construction equipment gross margin was primarily due to lower levels of discounts and sales incentives associated with the mix of products shipped as well as improved manufacturing efficiencies. Gross profit as a percent of net sales for agriculture equipment decreased to 20.5% for 2002 from 23.8% for 2001. The decrease in the agricultural equipment segment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, reduced production volume and a less favorable mix of product shipments.

Operating Expenses

        Selling, general and administrative expenses were $42.7 million, or 18.4% of net sales, in 2002, an increase from $39.6 million, or 16.5% of net sales, in 2001. The increase was primarily due to the consolidation of Gehl Europe effective January 1, 2002 and expenses associated with the Company’s attachment business that was launched in July 2001. These costs, combined with a lower level of net sales during 2002, contributed to the Company’s increased selling, general and administrative expenses as a percentage of net sales. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, selling, general and administrative expenses for 2001 would have been $39.1 million.

Income from Operations

        Due to lower net sales volume, decreased gross margin, and increased selling, general and administrative expenses, income from operations in 2002 declined from 2001 levels. Construction equipment segment income from operations increased in 2002 to $4.3 million from $2.2 million in 2001. The increase was primarily due to a reduction in charges related to the Company’s plant rationalization initiatives from $3.0 million in 2001 to $0.5 million in 2002. Agriculture equipment segment income from operations decreased in 2002 to $0.9 million from $6.7 million in 2001 due primarily to the impact of reduced agriculture sales volume and a reduction in gross margin resulting from competitive market conditions and decreased production levels.

Interest Expense

        Interest expense decreased $0.2 million, to $4.1 million in 2002 compared to $4.3 million in 2001. Average debt outstanding was $71.5 million during 2002 versus $61.0 million in 2001. The increase in average debt was due to increased working capital requirements and the initial consolidation of Gehl Europe during 2002. The average interest rate paid by the Company declined to approximately 5.6% during 2002 versus 6.5% in 2001.

Other (expense) income, net

        Other expense, net decreased $1.6 million to $1.5 million in 2002 from $3.1 million in 2001. This decrease was primarily the result of a $1.5 million decline in the costs of selling finance contracts due to lower discount rates required by third party purchasers of such contracts, in light of the general downward trend of overall interest rates, as well as a reduction in the amount of contracts sold compared to 2001.

Provision for Income Taxes

        The Company’s effective income tax rate of 35.0% for 2002 was unchanged from 2001.

Net Income

        Net income in 2002 was $1.0 million compared to $2.3 million of net income in 2001. Diluted earnings per share were $.19 in 2002 compared to $.42 in 2001. Assuming the Company had adopted SFAS No. 142 on January 1, 2001, net income for 2001 would have been $2.8 million. Net income in 2002 included $0.6 million, or $.11 per diluted share, of charges related to the Company’s plant rationalization initiatives. Net income in 2001 included $3.1 million, or $.57 per diluted share, of charges related to the Company’s plant rationalization project and the strategic review process completed during 2001. No dividends were declared in either 2002 or 2001 on the Company’s common stock.

Liquidity and Capital Resources

Working Capital

        The Company’s working capital decreased to $83.3 million at December 31, 2003 from $102.6 million twelve months earlier. The decrease was primarily the result of decreases in inventories (see below) and accounts receivable (see below) and increases in accounts payable and other current liabilities. The increase in accounts payable was primarily due to the timing of scheduled payments resulting from a change in the mix of vendors from the year-ago period. The increase in other current liabilities is primarily due to a $5.3 million increase in pension payments expected to be paid within 12 months of the respective balance sheet dates.

Accounts Receivable

        The Company’s net accounts receivable decreased $5.2 million during 2003. Agricultural equipment segment accounts receivable at year-end 2003 decreased $9.5 million from a year earlier, while construction equipment segment accounts receivables increased $4.3 million over the same period. The decrease in agricultural equipment segment receivables is primarily due to the strengthening of milk prices during the fourth quarter of 2003, which resulted in equipment settlements exceeding shipments to dealers. The increased construction equipment accounts receivable balance is primarily due to increased net sales in the second-half of 2003.

Finance Contracts Receivable

        Finance contracts receivable, net of reserves, decreased $2.5 million to $4.5 million at December 31, 2003. The combined portfolio of owned and sold-but-serviced finance contracts receivable was $185.1 million at December 31, 2003 as compared to $161.7 million at year-end 2002. See “Off Balance Sheet Arrangements — Sales of Finance Contracts Receivable” following.

Inventories

        Inventories at December 31, 2003 were $5.2 million lower than at December 31, 2002. Continued focus on improving inventory flow management, benefits from the completion of the Company’s plant rationalization initiatives and production and purchasing adjustments made in an attempt to maintain inventory levels to meet current market demand all contributed to the reduction in inventory levels during 2003.

Capital Expenditures

($ thousands)	2003	2002	2001	2000	1999
Capital Expenditures	$3,034	$6,790	$4,135	$12,577	$7,281
Depreciation	$4,879	$4,630	$4,687	$4,885	$4,329

        The Company expended $3.0 million for property, plant and equipment in 2003, the majority of which was incurred to maintain and upgrade machinery and equipment. The Company plans to make up to $5.0 million in capital expenditures in 2004, primarily to upgrade and maintain machinery and equipment and enhance information technology capabilities. The Company had no significant outstanding commitments for capital items at December 31, 2003. The Company believes its present manufacturing facilities will be sufficient to provide adequate capacity for its operations through 2004.

Debt and Equity

December 31,	2003	2002	2001	2000	1999
($ millions)
Total Debt	$26.7	$57.9	$64.4	$61.1	$31.6
Shareholders' Equity	$98.0	$96.1	$100.0	$103.0	$97.4
% Total Debt to
Total Capitalization	21.4%	37.6%	39.2%	37.2%	24.5%

        At December 31, 2003, shareholders’ equity had increased $1.9 million to $98.0 million from $96.1 million a year earlier. This increase primarily reflected the impact of the year’s net income of $2.6 million and favorable currency translation adjustments of $1.0 million, offset by a $1.6 million reduction in other comprehensive income which related to a minimum pension liability adjustment, net of tax.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The Company repurchased 73,700, 63,200 and 15,000 shares in the open market under this authorization at a cost of $729,000, $692,000 and $245,000 during 2003, 2002 and 2001, respectively. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Borrowing Arrangements

        The Company maintains a $75 million line of credit facility (the “Facility”) which expires December 31, 2004, and is subject to a borrowing base related to the Company’s accounts receivable, finance contracts receivable and inventories. Borrowings under this Facility are classified as long-term at December 31, 2003 based on the Company’s agreement to amend the existing Facility. Under the terms of this agreement, the expiration date of the Facility was extended to December 31, 2007 and the line of credit will be increased to $90 million each year for the period March 1 to July 15. All other terms and provisions are similar to the current facility. The interest rate paid on borrowings denominated in U.S. dollars is 2.5% to 2.65% above the London Interbank Offered Rate for one-month deposits (“LIBOR”). Under the Facility, the Company may borrow Canadian denominated dollars, up to U.S. $5.5 million, at an interest rate equal to 2.5% above the Canadian one-month bankers’ acceptance rates. At December 31, 2003, the Company had unused borrowing capacity of $46.8 million under the Facility, versus $24.5 million a year earlier. The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2004 will continue to be funded by operations and the Company’s Facility.

        At December 31, 2003, the 9% industrial development bonds, net of the debt reserve fund, were defeased in conjunction with the December 2003 sale of the Lebanon facility.

Contractual Obligations

        A summary of the Company’s significant contractual obligations as of December 31, 2003 are as follows (in thousands):

	Total	2004	2005 - 2006	2007 - 2008	After 2008
Contractual Obligations:
Debt Obligations	$26,724	$186	$139	$26,399	$--
Operating Leases	1,462	750	709	3	--

Total Contractual Obligations	$28,186	$936	$848	$26,402	$--

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell with recourse its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At December 31, 2003, the Company serviced $185.1 million of such contracts, of which $177.8 million were owned by third parties. Losses on finance contracts due to customer nonperformance were $551,000 in 2003 as compared to $548,000 in 2002. As a percentage of outstanding serviced contracts, the loss ratios were .3% in 2003 and 2002.

        The Company recorded a gain of $0.1 million in selling $121.7 million of its finance contracts in 2003, as compared to a loss of $1.8 million in selling $103.9 million of such contracts in 2002. The gain or loss arises primarily from the difference between the weighted average interest rate on the contracts being sold and the interest rate negotiated with the purchaser of the contracts. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, are effective immediately for interests created after January 31, 2003 and are effective on March 31, 2004 for interests created before February 1, 2003. As of December 31, 2003, the Company does not own an interest in any variable interest entities.

Critical Accounting Policies and Estimates

        The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and materially impact the carrying value of the assets and liabilities. The Company believes the following accounting policies are critical to the Company’s business operations and the understanding of the Company’s results of operations and financial condition.

Allowance for Doubtful Accounts

        The Company’s accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against the accounts receivable balance to reduce the amount due to the net amount reasonably expected to be collected. Additionally, a general percentage of past due receivables is reserved, based on the Company’s past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories

        Inventories are valued at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method for the majority of the Company’s inventories. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or slow moving items to the lower of cost or market value. Inventory reserves are established taking into account inventory age and frequency of use or sale. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence management’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, as well as new products and design changes introduced by the Company.

Accrued Warranty

        The Company establishes reserves related to the warranties provided on its products. Specific reserves are maintained for programs related to known machine safety and reliability issues. When establishing specific reserves, estimates are made regarding the size of the population, the type of program, costs to be incurred and estimated participation. Additionally, general reserves are maintained based on the historical percentage relationships of warranty costs to machine sales and applied to current equipment sales. If these estimates and related assumptions change, reserve levels may require adjustment.

Accrued Product Liability

        The Company records a general reserve for potential product liability claims based on the Company’s prior claim experience and specific reserves for known product liability claims. Specific reserves for known claims are valued based upon the Company’s prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside counsel, and analysis of internal product liability counsel. Actual product liability costs could be different due to a number of variables, including decisions of juries or judges.

Goodwill Impairment

        In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform goodwill impairment reviews, at least annually, using a fair-value-based approach. The Company performs its annual impairment review as of December 31. As part of the annual impairment review, an estimate of the fair value of the Company’s construction equipment segment (the entire carrying amount of goodwill is allocated to the construction segment), primarily by using a discounted cash flow analysis, is performed. Significant assumptions used in this analysis include: expected future revenue growth rates, operating profit margins, working capital levels and a weighted average cost of capital. Changes in assumptions could significantly impact the estimate of the fair value of the construction equipment segment, which could result in a goodwill impairment charge and could have a significant impact on the results of the construction equipment segment and the consolidated financial statements.

Pension and Postretirement Benefits

        Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected return on plan assets for funded plans, rate of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        The Company is exposed to market risk from changes in interest rates as well as fluctuations in currency. See further disclosure relating to variable rate debt under “Management’s Discussion and Analysis and Results of Operations — Liquidity and Capital Resources – Borrowing Arrangements” included in Item 7 of this Form 10-K.

Interest Rate Risk

        The Company’s Facility is primarily LIBOR-based and is subject to interest rate movements. A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pre-tax interest expense of approximately $125,000 based upon borrowings outstanding at December 31, 2003.

Commodity Risk

        The Company is exposed to fluctuations in market prices for commodities, especially steel. Due to increasing global demand for steel, coupled with steel supply constraints, the cost of steel has increased during the early part of 2004. At this time, the Company is unable to predict the potential impact of rising steel costs on the cost of the Company’s products. In addition, at this time, the Company is unable to predict its ability, if any, to increase the selling price of its products to cover such costs. The Company has established arrangements to manage the negotiations of commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices.

Currency Risk

        The Company has limited exposure to foreign currency exchange fluctuations. Certain sales are made in Canadian dollars; however, to minimize this exposure, the Company borrows in Canadian dollars under the Facility. The Company purchases certain inventory components and finished goods from suppliers in Europe and Japan. To the extent the U.S. dollar strengthens or weakens against the Euro and the Yen, the Company’s purchase price could be affected.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Financial Statements:
Report of Management	23
Report of Independent Auditors	24
Consolidated Balance Sheets at December 31, 2003 and 2002	25
Consolidated Statements of Income for the
three years ended December 31, 2003	26
Consolidated Statements of Shareholders' Equity for the
three years ended December 31, 2003	27
Consolidated Statements of Cash Flows for the
three years ended December 31, 2003	28
Notes to Consolidated Financial Statements	29
Page
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the three years ended
December 31, 2003	48

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Management

        The management of Gehl Company is responsible for the preparation and integrity of all financial statements and other information contained in this annual report. The financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances. Such statements necessarily include amounts based on the best estimates and judgments of management after giving due consideration to materiality.

        The Company maintains an internal control system designed to provide reasonable assurance that transactions are properly recorded and executed in accordance with management’s authorization and that assets are safeguarded from loss or unauthorized use. The internal control system is augmented by careful selection and training of qualified employees, proper division of responsibilities, and the development and dissemination of written policies and procedures.

        The Board of Directors elects, from among its members, an Audit Committee, consisting entirely of outside directors, which is responsible for reviewing and evaluating the overall performance of the Company’s financial reporting and accounting practices and for involvement in the appointment of the independent auditors. The Audit Committee meets periodically with management and the independent auditors to discuss any and all matters within the Committee’s responsibilities. The independent auditors have free access to the Audit Committee, without the presence of management if so requested.

        The Company’s financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors, whose report appears on page 24. In addition, PricewaterhouseCoopers LLP annually provides to management and the Audit Committee recommendations to improve internal controls or enhance administrative procedures.

/s/ William D. Gehl
William D. Gehl
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Kenneth P. Hahn
Kenneth P. Hahn
Vice President of Finance and Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Shareholders of Gehl Company

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gehl Company and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 20, 2004

Gehl Company and Subsidiaries
Consolidated Balance Sheets

In Thousands, Except Share Data - December 31,	2003	2002
Assets
Cash	$3,688	$2,243
Accounts receivable-net	92,474	97,627
Finance contracts receivable-net	2,546	4,701
Inventories	31,598	36,771
Deferred income tax assets	7,128	8,469
Prepaid expenses and other current assets	4,503	4,807

Total current assets	141,937	154,618

Property, plant and equipment-net	35,316	46,697
Finance contracts receivable-net, non-current	1,982	2,334
Goodwill	11,748	11,696
Other assets	12,371	12,328

Total assets	$203,354	$227,673

Liabilities and Shareholders' Equity
Current portion of debt obligations	$186	$1,779
Accounts payable	31,556	27,540
Accrued and other current liabilities	26,861	22,673

Total current liabilities	58,603	51,992

Line of credit facility	26,340	47,377
Long-term debt obligations	198	8,758
Deferred income tax liabilities	1,742	1,644
Other long-term liabilities	18,471	21,764

Total long-term liabilities	46,751	79,543

Common stock, $.10 par value, 25,000,000 shares authorized, 5,333,439 and 5,373,650 shares outstanding at December 31, 2003 and 2002,
respectively	533	537
Preferred stock, $.10 par value, 2,000,000 shares authorized, 250,000
shares designated as Series A preferred stock, no shares issued	--	--
Capital in excess of par	6,665	7,030
Retained earnings	102,102	99,472
Accumulated other comprehensive loss	(11,300)	(10,901)

Total shareholders' equity	98,000	96,138

Total liabilities and shareholders' equity	$203,354	$227,673

Contingencies (Notes 2 and 15)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Income

In Thousands, Except Per Share Data - Year Ended December 31,	2003	2002	2001
Net sales	$244,400	$232,565	$240,394
Cost of goods sold	192,979	183,720	187,069

Gross profit	51,421	48,845	53,325
Selling, general and administrative expenses	42,455	42,733	39,569
Strategic review process costs	--	--	513
Asset impairment and other restructuring costs	4,080	955	4,300

Total operating expenses	46,535	43,688	44,382

Income from operations	4,886	5,157	8,943
Interest expense	(3,648)	(4,052)	(4,299)
Interest income	1,785	1,986	2,024
Other income (expense), net	331	(1,486)	(3,122)

Income before income taxes	3,354	1,605	3,546
Provision for income taxes	724	562	1,241

Net income	$2,630	$1,043	$2,305

Diluted net income per common share	$.49	$.19	$.42

Basic net income per common share	$.49	$.19	$.43

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity

In Thousands	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Capital In Excess of Par
Balance at December 31, 2000	$103,018		$96,124	$(134)	$533	$6,495
Comprehensive income:
Net income	2,305	$2,305	2,305
Minimum pension liability adjustments,
net of $3,087 of taxes	(5,732)	(5,732)		(5,732)
Unrealized gains (losses), net of $31 of taxes	(58)	(58)		(58)

Comprehensive loss		(3,485)

Exercise of stock options	357				4	353
Treasury stock purchases/cancellations	(245)				(1)	(244)
Other	376					376

Balance at December 31, 2001	100,021		98,429	(5,924)	536	6,980
Comprehensive income:
Net income	1,043	1,043	1,043
Minimum pension liability adjustments,
net of $2,839 of taxes	(5,272)	(5,272)		(5,272)
Currency translation adjustment	551	551		551
Unrealized gains (losses), net of $138 of taxes	(256)	(256)		(256)

Comprehensive loss		(3,934)

Exercise of stock options	623				7	616
Treasury stock purchases/cancellations	(692)				(6)	(686)
Other	120					120

Balance at December 31, 2002	96,138		99,472	(10,901)	537	7,030
Comprehensive income:
Net income	2,630	2,630	2,630
Minimum pension liability adjustments,
net of $855 of taxes	(1,589)	(1,589)		(1,589)
Currency translation adjustment	995	995		995
Unrealized gains (losses), net of $104 of taxes	195	195		195

Comprehensive income		$2,231

Exercise of stock options	316				3	313
Treasury stock purchases/cancellations	(729)				(7)	(722)
Other	44					44

Balance at December 31, 2003	$98,000		$102,102	$(11,300)	$533	$6,665

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Cash Flows

In Thousands - Year Ended December 31,	2003	2002	2001
Cash Flows from Operating Activities
Net income	$2,630	$1,043	$2,305
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation	4,879	4,630	4,687
Amortization	44	183	729
Asset impairment (non-cash)	3,599	--	1,754
Cost of sales of finance contracts	(104)	1,763	3,222
Deferred income taxes	1,657	2,750	(1,611)
Proceeds from sales of finance contracts	121,783	102,120	109,740
Increase (decrease) in cash, excluding the effects of
business acquisition, due to changes in:
Accounts receivable-net	5,782	(5,662)	(21,437)
Finance contracts receivable-net	(119,172)	(98,260)	(99,104)
Inventories	5,504	21,802	(7,103)
Prepaid expenses and other current assets	1,495	(434)	(483)
Other assets	(1,053)	(1,741)	354
Accounts payable	3,380	(6,164)	3,999
Other liabilities	705	(5,262)	2,842

Net cash provided by (used for) operating activities	31,129	16,768	(106)

Cash Flows from Investing Activities
Property, plant and equipment additions	(3,034)	(6,790)	(4,135)
Proceeds from sale of property, plant and equipment	4,403	195	--
Acquisition of business, net of cash required	--	(505)	--
(Decrease) increase in other assets	(47)	1,107	553

Net cash provided by (used for) investing activities	1,322	(5,993)	(3,582)

Cash Flows from Financing Activities
(Repayments of) proceeds from revolving credit loans	(21,037)	(7,811)	3,580
Repayment of industrial development bonds, net of debt
reserve fund	(7,751)	--	--
Repayments of other borrowings-net	(1,805)	(2,900)	(346)
Proceeds from issuance of common stock	316	623	357
Treasury stock purchases	(729)	(692)	(245)

Net cash (used for) provided by financing activities	(31,006)	(10,780)	3,346

Net increase (decrease) in cash	1,445	(5)	(342)
Cash, beginning of year	2,243	2,248	2,590

Cash, end of year	$3,688	$2,243	$2,248

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 — Significant Accounting Policies

        Consolidation: Gehl Company is engaged in the manufacture and distribution of equipment and machinery for the construction market, and in the manufacture and distribution of equipment and machinery primarily for the dairy, livestock and poultry agricultural sector. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated.

        Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, in certain circumstances, that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

        Revenue Recognition: The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the dealer or distributor; the price to the dealer or distributor is fixed and determinable; and collectability is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of products to dealers and distributors.

        Sales Incentives: Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Retailer of the Vendor’s Products.” As a result of adopting EITF 00-25, the Company now classifies the costs associated with sales incentives provided to dealers as a reduction of net sales. Prior to January 1, 2002, these costs were included in selling, general and administrative expenses. Net sales and selling, general and administrative expenses for the year ended December 31, 2001 have been reclassified to conform to the 2003 and 2002 presentation. This reclassification had no impact on reported income before income taxes or net income.

        Accounts Receivable: The Company provides financing for its dealers in both the construction and agricultural markets. The financing agreements provide for, in certain instances, interest-free periods which generally range from four to nine months.

        Finance Contracts Receivable: The Company offers financing for its products to retail customers and to its dealers. Finance contracts require periodic installments of principal and interest over periods of up to 60 months. Unearned interest is recognized over the life of the contracts using the sum of the digits method. Principal expected to be collected within twelve months of the balance sheet date is classified as a current asset; the remainder is classified as a non-current asset.

        Inventories: Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the majority of the Company’s inventories.

        Properties and Depreciation: Properties are stated at cost. When properties are sold or otherwise disposed of, cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income. The Company provides for depreciation of assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation is recorded using the following estimated useful lives for financial statement purposes:

Years
Buildings	25-31.5
Machinery and equipment	7-12
Autos and trucks	3-5
Office furniture and fixtures	3-5

        Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

        The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based on a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the long-lived assets to the carrying value. Measurement of any impairment loss would be based on discounted operating cash flows.

        Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized; however, such assets must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The Company is subject to financial statement risk in the event that goodwill becomes impaired.

        Foreign Currency Transactions: Foreign currency transaction gains and (losses) are included in the determination of income. Foreign currency gains (losses) were $441,000, $85,000 and ($113,000) in 2003, 2002 and 2001, respectively.

        Foreign Currency Translation: Assets and liabilities of the Company’s foreign subsidiary are translated at current exchange rates, and related revenues and expenses are translated at the weighted-average exchange rates in effect for the year. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ equity, titled “Accumulated Other Comprehensive Income (Loss).”

        Income Taxes: The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

        Product Liability Costs: The Company directly assumes all liability for costs associated with claims up to specified limits in any policy year. Known incidents involving the Company’s products are investigated and reserves are established for any estimated liability.

        Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.

        Research and Development Costs: Costs for research activities relating to product development and improvement are charged against income as incurred. Such costs amounted to approximately $2.6 million, $3.2 million and $3.0 million in 2003, 2002 and 2001, respectively.

        Other Income (Expense): Other income (expense) is comprised primarily of foreign currency transaction gains (losses), cost of sales of finance contracts, and other nonoperating items.

        Comprehensive Income: Comprehensive income is defined as the sum of net income and all other non-owner changes in equity (or accumulated other comprehensive loss). The components of accumulated other comprehensive loss were as follows (net of tax) (in thousands):

December 31,	2003	2002
Minimum pension liability adjustments	$(12,727)	$(11,138)
Currency translation adjustments	1,546	551
Unrealized losses	(119)	(314)

Accumulated other comprehensive loss	$(11,300)	$(10,901)

        Stock-Based Compensation: The Company maintains stock option plans for certain of its directors, officers and key employees, which are described more fully under Note 12–Shareholders’ Equity. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense has been recognized for options granted under these plans as the option price was equal to the market value of the Company’s common stock on the date of grant. The effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

Year Ended December 31,	2003	2002	2001
Net income, as reported	$2,630	$1,043	$2,305
Less: stock-based compensation expense determined based on fair
value method, net of tax	(648)	(850)	(634)

Pro forma net income	$1,982	$193	$1,671

Diluted net income per share:
As reported	$.49	$.19	$.42
Pro forma	$.37	$.04	$.30
Basic net income per share:
As reported	$.49	$.19	$.43
Pro forma	$.37	$.04	$.31

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

Year Ended December 31,	2003	2002	2001
Expected stock price volatility	41.1%	38.8%	35.1%
Risk-free interest rate	3.7%	4.0%	5.2%
Expected life of options - years	7	7	7

        The weighted-average grant-date fair value of options granted during 2003, 2002 and 2001 was $6.33, $5.06 and $7.09, respectively.

        Accounting Pronouncements: In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, are effective immediately for interests created after January 31, 2003 and are effective on March 31, 2004 for interests created before February 1, 2003. As of December 31, 2003, the Company does not own an interest in any variable interest entities.

        Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on previously reported net income.

Note 2 — Accounts Receivable and Finance Contracts Receivable

        Accounts receivable and finance contracts receivable were comprised of the following (in thousands):

December 31,	2003	2002
Accounts receivable	$97,181	$102,483
Less allowances for:
doubtful accounts	(2,930)	(2,629)
returns and dealer discounts	(1,777)	(2,227)

	$92,474	$97,627

Finance contracts receivable	$7,818	$9,842
Less: unearned interest	(476)	(505)
allowance for doubtful accounts	(2,814)	(2,302)

	4,528	7,035
Less: non-current portion	(1,982)	(2,334)

Current portion	$2,546	$4,701

        The finance contracts receivable at December 31, 2003 have a weighted-average interest rate of approximately 4.8%.

        The Company has entered into various agreements with third parties to sell with recourse certain finance contracts receivable. The finance contracts require periodic installments of principal and interest over periods of up to 60 months, with interest rates based on market conditions. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 48 months. Amounts to cover potential losses on these sold receivables are included in the allowance for doubtful accounts. The following summarizes the Company’s sales of retail finance contracts receivable during 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Value of contracts sold - net of $10.2 million, $7.5 million and $8.4 million,	$121,679	$103,883	$112,962
respectively, of unearned interest
Cash received on sales of contracts	121,783	102,120	109,740

Cost of sales of finance contracts	$(104)	$1,763	$3,222

Net receivables outstanding at December 31 relating to finance contracts sold	$177,794	$152,435	$144,800

        The Company retains as collateral a security interest in the equipment associated with accounts receivable and unsold finance contracts receivable. The Company also maintains certain levels of dealer recourse deposits as additional security associated with finance contracts receivable. The dealer recourse deposits totaled $2.5 million, $2.8 million and $2.9 million at December 31, 2003, 2002 and 2001, respectively.

Note 3 — Inventories

        The LIFO costing method was used for 79% and 82% of the Company’s inventories at December 31, 2003 and 2002, respectively. If all of the Company’s inventories had been valued on a current cost basis, which approximates FIFO value, estimated inventories by major classification would have been as follows (in thousands):

December 31,	2003	2002
Raw materials and supplies	$11,456	$12,891
Work-in-process	3,011	3,006
Finished machines and parts	40,079	44,377

Total current cost value	54,546	60,274
Adjustment to LIFO basis	(22,948)	(23,503)

	$31,598	$36,771

Note 4 — Property, Plant and Equipment – Net

        Property, plant and equipment consisted of the following (in thousands):

December 31,	2003	2002
Land	$352	$1,878
Buildings	27,464	36,908
Machinery and equipment	47,075	49,957
Autos and trucks	291	352
Office furniture and fixtures	14,880	13,768

	90,062	102,863
Less: accumulated depreciation	(54,746)	(56,166)

Property, plant and equipment-net	$35,316	$46,697

Note 5 — Goodwill

        Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill will no longer be amortized; however, it must be tested for impairment at least annually. The following table presents the Company’s net income and diluted and basic net income per share assuming the Company adopted SFAS No. 142 on January 1, 2001 and excluded goodwill amortization of $0.5 million from net income for the year ended December 31, 2001 (in thousands, except per share data):

Year ended December 31,	2001
Net income	$2,781
Diluted net income per share	$.51
Basic net income per share	$.52

        The changes in the carrying amount of goodwill, which is entirely allocated to the construction equipment segment, for the years ended December 31, 2003 and 2002 were as follows (in thousands):

Balance at December 31, 2001	$12,248
Business acquisition	(552)

Balance at December 31, 2002	11,696
Business acquisition adjustment	52

Balance at December 31, 2003	$11,748

Note 6 — Acquisition

        Effective January 1, 2002, the Company began accounting for its investment in a German distributor of compact equipment throughout Europe (“Gehl Europe”) as a consolidated subsidiary, as a result of the Company’s controlling influence on the operations of Gehl Europe as of such date. Prior to January 1, 2002, the Company accounted for its investment in Gehl Europe under the equity method.

        In December 2002, the Company acquired the remaining two-thirds of the outstanding shares of Gehl Europe for $0.5 million, net of cash acquired, in order to support the Company’s strategy to expand distribution in the European compact equipment markets. Because the net assets acquired exceeded the purchase price, goodwill associated with the Company’s previous investment in Gehl Europe was reduced by $0.6 million.

        The fair value of the assets acquired and liabilities assumed and pro forma information to reflect this acquisition as if it occurred on January 1, 2001 have not been disclosed as the impact on consolidated assets, liabilities and net income is not material.

Note 7 — Debt Obligations

        A summary of the Company’s debt obligations, and related current maturities, is as follows (in thousands):

December 31,	2003	2002
Line of credit facility	$26,340	$47,377
9.0% industrial development bonds	--	8,400
Other debt obligations	384	2,137

	26,724	57,914
Less: current portion	(186)	(1,779)

Long-term debt obligations	$26,538	$56,135

        The Company maintains a $75 million line of credit facility (the “Facility”) which expires December 31, 2004. Interest is paid monthly on outstanding borrowings under the Facility as follows: borrowings in Canadian denominated dollars up to a U.S. $5.5 million credit line are at 2.5% above the Canadian one-month bankers’ acceptance rates; the remainder of the borrowings are in U.S. dollars and are at 2.5% to 2.65% above the London Interbank Offered Rate for one-month deposits (LIBOR). Under the Facility, $25 million is tied to a borrowing base related to the Company’s finance contracts receivable and inventories. The remaining availability is tied to a borrowing base related to the Company’s accounts receivable. Borrowings under the Facility are secured by finance contracts receivable, inventories and accounts receivable.

        At December 31, 2003, the Company had unused borrowing capacity of approximately $46.8 million under the Facility. The Facility also includes financial covenants requiring the maintenance of a minimum tangible net worth level and a maximum debt to equity ratio.

        Borrowings under the Facility are classified as long-term at December 31, 2003 based on the Company’s agreement to amend the existing Facility. Under the terms of this agreement, the expiration date of the Facility will be extended to December 31, 2007 and the line of credit will be increased to $90 million each year for the time period March 1 to July 15. All other terms and provisions are similar to the current Facility.

        At December 31, 2003, the 9% industrial development bonds, net of the debt reserve fund, were defeased in conjunction with the December 2003 sale of the Company’s manufacturing facility in Lebanon, PA (see Note 9).

        Annual maturities of debt obligations are as follows (in thousands):

2004	$186
2005	100
2006	39
2007	26,399

$26,724

        Interest paid on total debt obligations was $3.5 million, $4.0 million and $4.5 million in 2003, 2002 and 2001, respectively.

Note 8 — Accrued and Other Current Liabilities

        Accrued and other current liabilities were comprised of the following (in thousands):

December 31,	2003	2002
Accrued salaries and wages	$4,590	$3,844
Dealer recourse deposits	2,505	2,796
Accrued warranty costs	4,054	4,437
Accrued product liability costs	3,679	3,723
Accrued pension obligations	7,655	2,358
Other	4,378	5,515

	$26,861	$22,673

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

        The changes in the carrying amount of the Company’s total product warranty liability for the year ended December 31, 2003 were as follows (in thousands):

Balance as of December 31, 2002	$4,437
Accruals for warranties issued during the period	3,698
Accruals related to pre-existing warranties (including changes in estimates)	(121)
Settlements made (in cash or in kind) during the period	(3,960)

Balance as of December 31, 2003	$4,054

Note 9 – Asset Impairment and Other Restructuring Costs

        On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company’s profitability by consolidating certain operations. Under these initiatives, the Company announced it would close its manufacturing facility in Lebanon, Pennsylvania (“Lebanon”) and transfer production to other locations. The Company also indicated it would transfer the manufacturing of its Mustang line of skid steer loaders from its facility in Owatonna, Minnesota (“Owatonna”) to its skid steer facility in Madison, South Dakota. A $4.3 million charge related to the plant rationalization initiatives was recorded in the third quarter of 2001 in accordance with accounting principles generally accepted in the United States of America. Of this charge, $1.5 million and $2.8 million related to the agricultural and construction equipment segments, respectively. Workforce reductions related to the plant rationalizations totaled 235 employees at the Lebanon and Owatonna facilities, which included 211 employees who were terminated with severance payments.

        The manufacturing consolidations announced on September 26, 2001 were completed during 2002. During September and October of 2003, the Company entered into agreements to sell both the Lebanon and Owatonna facilities and certain related assets. The Company recorded a $3.6 million asset impairment charge in the quarter ended September 27, 2003 (see change in estimate line in the table below) to adjust the carrying value of the above-referenced facilities and assets to their net realizable value based on the pending sales. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The Company sold the Lebanon facility in December 2003 and defeased the industrial development bonds associated with Lebanon facility. The sale of the Owatonna facility, which was scheduled to close in December 2003, did not occur as the Company expected. There were no further adjustments to the Company’s balance sheet or results of operations as a result of not completing the sale. The Company continues to actively pursue the sale of the Owatonna facility. The net realizable value of the Owatonna facility and related assets has been classified as a current asset at December 31, 2003 as the Company anticipates selling the facility during 2004.

        Details of the restructuring charge and related activity are as follows (in thousands):

	Employee Severance and Termination Benefits	Write-down of Long-lived and Other Assets	Other Exit Costs	Totals
Original Reserve	$1,635	$1,754	$911	$4,300
Utilization	--	(1,754)	--	(1,754)

Balance at December 31, 2001	1,635	--	911	2,546
Utilization	1,351)	--	(430)	(1,781)

Balance at December 31, 2002	284	--	481	765
Change in estimate	(35)	4,071	(437)	3,599
Utilization	(249)	(4,071)	(44)	(4,364)

Balance at December 31, 2003	$--	$--	$--	$--

        During the years ended December 31, 2003 and 2002, the Company expensed $0.5 million and $1.0 million, respectively, of other charges related to the plant rationalization initiatives.

        Through December 31, 2003, the Company incurred total asset impairment, restructuring and other related charges of $9.3 million related to the plant rationalization initiatives.

Note 10 — Income Taxes

        The income tax provision recorded for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

Year Ended December 31,		Federal	State	Foreign	Total
2003	Current	$(1,329)	$78	$318	$(933)
	Deferred	1,350	41	266	1,657

	Total	$21	$119	$584	$724

2002	Current	$(2,246)	$58	$--	$(2,188)
	Deferred	2,509	76	165	2,750

	Total	$263	$134	$165	$562

2001	Current	$2,513	$339	$--	$2,852
	Deferred	(1,611)	--	--	(1,611)

	Total	$902	$339	$--	$1,241

        Consolidated domestic income before income taxes was $2.0 million, $1.2 million and $3.5 million for 2003, 2002 and 2001, respectively. Foreign income before income taxes was $1.4 million, $.4 million and $0 for 2003, 2002 and 2001, respectively.

        A reconciliation between the reported income tax provision and the federal statutory rate follows (as a percent of pre-tax income):

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal income tax effect	2.8	7.1	6.3
Goodwill	--	--	4.7
Foreign export sale benefit and other tax credits	(9.5)	(8.7)	(6.3)
Foreign rate differential	3.7	1.5	--
Finalization of prior year tax returns	(11.9)	--	--
Other, net	2.5	1.1	(3.7)

	21.6%	35.0%	35.0%

        The Company’s temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2003	2002
Accrued expenses and reserves	$4,784	$6,379
Asset valuation reserves	2,368	1,931
Pension benefits	3,518	3,101
Operating loss carryforwards	1,065	890
Tax credit carryforwards	347	389
Property, plant and equipment	(5,258)	(4,793)
Other, net	(80)	(78)
Valuation allowance	(1,358)	(994)

Net deferred tax asset	$5,386	$6,825

        The net deferred tax asset is included in the consolidated balance sheet in the following captions (in thousands):

December 31,	2003	2002
Deferred income tax assets	$7,128	$8,469
Deferred income tax liabilities	(1,742)	(1,644)

	$5,386	$6,825

        At December 31, 2003, the Company had state net operating loss carryforwards of $19.9 million which will be available for the reduction of future income tax liabilities. A valuation allowance has been recorded against these carryforwards for which utilization is uncertain.

        Cash (received) paid related to income taxes during 2003, 2002 and 2001 was $(3.0) million, $0.1 million and $1.1 million, respectively.

Note 11 — Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of plan assets and a statement of the funded status (in thousands):

December 31,	2003	2002
Reconciliation of benefit obligation:
Obligation at beginning of year	$39,013	$34,127
Service cost	697	632
Interest cost	2,551	2,536
Actuarial loss	6,386	4,118
Benefit payments	(2,644)	(2,400)

Obligation	$46,003	$39,013

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$26,792	$28,274
Actual return on plan assets	5,666	(1,728)
Employer contributions	1,800	2,646
Benefit payments	(2,644)	(2,400)

Fair value of plan assets	$31,614	$26,792

Funded Status:
Funded status at end of year	$(14,388)	$(12,221)
Unrecognized prior service cost	1,199	1,409
Unrecognized loss	21,917	18,891

Net amount recognized	8,728	8,079
Employer contributions paid between 9/30 and 12/31	558	--

Net amount recognized at December 31	$9,286	$8,079

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2003	2002
Prepaid benefit cost	$9,286	$8,079
Intangible asset	1,199	1,409
Minimum pension liability	(20,573)	(18,339)
Accumulated other comprehensive loss	19,374	16,930

Net amount recognized at December 31	$9,286	$8,079

        The prepaid benefit cost and the intangible asset amounts are included in non-current other assets. $7.7 million of the minimum pension liability amount (expected fiscal 2004 funding requirement) is included in accrued and other current liabilities. The non-current portion of the minimum pension liability amount is included in other long-term liabilities. The amount included within other comprehensive income arising from a change in the minimum pension liability was $2.4 million and $8.1 million for the years ended December 31, 2003 and 2002, respectively.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans having accumulated benefit obligations in excess of plan assets were $46.0 million, $43.5 million and $31.6 million and $39.0 million, $37.1 million and $26.8 million as of December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the plans was $43.5 million and $37.1 million at December 31, 2003 and 2002, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2003	2002
Weighted-average assumptions as of September 30:
Discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2003	2002	2001
Service cost	$697	$632	$538
Interest cost	2,551	2,536	2,506
Expected return on plan assets	(2,936)	(3,004)	(2,915)
Amortization of prior service cost	210	224	225
Amortization of net loss	629	133	--

Net periodic benefit cost	$1,151	$521	$354

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 are shown in the following table:

	2003	2002	2001
Weighted-average assumptions as of September 30:
Discount rate	6.75%	7.50%	8.25%
Expected long-term return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

        The Company’s approach used to determine the expected long-term rate of return on plan assets assumption is based on weighting historical market index returns for various asset classes in proportion to the assets held in the Gehl Pension Master Trust (“Trust”). Typically, the Trust holds approximately 60% of assets in equity securities and 40% in fixed income securities. Weighting 10-year compounded trailing returns on equity and fixed income indices in proportion to the above asset mix yields an expected long-term return of 9.00%. However, recent unsettled market conditions have caused management to add a degree of conservatism in the long-term rate of return assumption, which has been set at 8.75%.

        The following table provides disclosure of the weighted-average asset allocations and future target allocations as of the respective measurement dates:

	2004 Target Allocation	September 30, 2003	September 30, 2002
Asset category:
Equity securities	0 - 75%	55%	48%
Debt securities and cash	15 - 100	33	38
Real estate	0 - 15	5	6
Other	0 - 20	7	8

	100%	100%	100%

        As manager of plan assets, the Investment Committee (“Committee”) believes that it must prudently invest pension assets in a manner that attempts to meet the actuarial long-term rate of return. At the same time, the Committee adheres to three overriding responsibilities – to safeguard plan assets, to optimize returns, and to diversify assets. The Committee retains investment specialists as a means to optimize the total expected portfolio return. Although all day-to-day investment, custodial, and administrative responsibilities are delegated to the investment specialists, the Committee maintains a strong and active hand in matters relating to asset allocation and general asset management.

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2004	$2,771
2005	2,824
2006	2,931
2007	2,992
2008	3,200
Years 2009 - 2013	17,384

        The measurement date used for each of the actuarial calculations was September 30.

        In addition, the Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2003	2002
Reconciliation of benefit obligation:
Obligation at beginning of year	$3,864	$3,231
Service cost	226	203
Interest cost	256	230
Actuarial loss	153	100
Plan amendments	--	199
Benefit payments	(135)	(99)

Obligation	$4,364	$3,864

Funded Status:
Funded status at end of year	$(4,364)	$(3,864)
Unrecognized prior service cost	462	547
Unrecognized loss	747	613

Net amount recognized at December 31	$(3,155)	$(2,704)

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2003	2002
Intangible asset	$417	$445
Accrued benefit liability	(3,155)	(2,704)
Minimum pension liability	(417)	(445)

Net amount recognized at December 31	$(3,155)	$(2,704)

        The intangible asset amounts are included in non-current other assets. The minimum pension liability amount is included in other long-term liabilities.

        The projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets having accumulated benefit obligations in excess of plan assets were $4.4 million, $3.6 million and $0 and $3.9 million, $3.1 million and $0 as of December 31, 2003 and 2002, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2003	2002
Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.75%
Rate of compensation increase	5.00%	5.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2003	2002	2001
Service cost	$226	$203	$140
Interest cost	256	230	189
Amortization of prior service cost	85	60	102
Amortization of net loss	20	17	--

Net periodic benefit cost	$587	$510	$431

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 are shown in the following table:

	2003	2002	2001
Weighted-average assumptions as of December 31:
Discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	5.00%	5.00%	5.00%

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2004	$151
2005	173
2006	203
2007	202
2008	174
Years 2009 - 2013	838

        The Company maintains a Rabbi Trust containing $1.1 million and $1.0 million of assets designated for the non-qualified supplemental retirement benefit plan as of December 31, 2003 and 2002, respectively. The assets of the Rabbi Trust are invested in equity securities and variable life insurance policies.

        The Company maintains a savings and profit sharing plan. The Company matches 50% of non-bargaining unit employee contributions to the plan not to exceed 6% of an employee’s annual compensation. Vesting of Company contributions occur at the rate of 20% per year. Contributions approximated $493,000, $580,000 and $606,000 in 2003, 2002 and 2001, respectively.

        The Company maintains a defined contribution plan that covers certain employees not covered by a defined benefit plan. The Company contributes various percentages of eligible employee compensation (as defined) and the plan does not allow employee contributions. The Company contributed approximately $287,000, $347,000 and $337,000 in connection with this plan in 2003, 2002 and 2001, respectively.

        The Company provides postemployment benefits to certain retirees in two areas: a $2,500 life insurance policy for retired office employees and subsidized health insurance benefits for early retirees prior to their attaining age 65. The number of retirees associated with postemployment benefit costs is approximately 216.

        The following schedules set forth a reconciliation of the changes in the postemployment plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2003	2002
Reconciliation of benefit obligation:
Obligation at beginning of year	$1,639	$2,236
Service cost	54	71
Interest cost	93	105
Actuarial loss (gain)	237	(465)
Benefit payments	(508)	(308)

Obligation	$1,515	$1,639

Funded Status:
Funded status at end of year	$(1,515)	$(1,639)
Unrecognized transition obligation	203	226
Unrecognized loss	827	608

Net amount recognized at December 31	$(485)	$(805)

        The discount rate used in determining the accumulated postemployment obligation was 6.25% and 6.75% as of the measurement dates of December 31, 2003 and 2002, respectively.

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2003	2002	2001
Service cost	$54	$71	$83
Interest cost	93	105	145
Amortization of transition obligation	23	22	23
Amortization of net loss	19	14	51

Net periodic benefit cost	$189	$212	$302

        The discount rate used in determining the net periodic benefit cost was 6.75%, 7.25% and 7.75% as of the measurement dates of December 31, 2003, 2002 and 2001, respectively. The assumed health care cost rate trend used in measuring the accumulated postemployment benefit obligation at December 31, 2003 was 9% decreasing to 5% over four years and at December 31, 2002 was 7.5% decreasing to 5% in five years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postemployment health care benefit cost	$12	$(11)
Effect on the health care component of the accumulated
postemployment benefit obligation	$77	$(68)

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2004	$131
2005	125
2006	108
2007	99
2008	94
Years 2009 - 2013	558

Note 12 — Shareholders’ Equity

        During April 2000, the 2000 Equity Incentive Plan was adopted, which authorizes the granting of awards for up to 600,000 shares of the Company’s common stock. An award is defined within the 2000 Equity Incentive Plan as a stock option, stock appreciation right, restricted stock or performance share. In April 1996, the 1995 Stock Option Plan was adopted, which authorizes the granting of options for up to 600,000 shares of the Company’s common stock. The Plans provide that options be granted at an exercise price not less than fair market value on the date the options are granted and that the options generally vest ratably over a period not exceeding three years after the grant date. The option period shall not be more than ten years after the grant date.

        Following is a summary of activity in the Plans for 2001, 2002 and 2003:

	Shares Subject to Option	Weighted Average Option Price
Outstanding, January 1, 2001	781,077	$13.03
Granted	215,250	14.90
Exercised	(41,533)	7.65
Cancelled	(24,102)	15.52

Outstanding, December 31, 2001	930,692	$13.64

Granted	155,000	10.53
Exercised	(85,570)	8.31
Cancelled	(22,185)	15.23

Outstanding, December 31, 2002	977,937	$13.58

Granted	108,500	12.93
Exercised	(32,301)	9.12
Cancelled	(91,851)	15.22

Outstanding, December 31, 2003	962,285	$13.50

Exercisable, December 31, 2003	691,619	$13.90

        The exercise price for options outstanding at December 31, 2003 range from $7.63 to $22.50 per share. The weighted-average remaining contractual life of these options approximates seven years.

        In September 2001, the Company’s Board of Directors authorized a repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The Company repurchased 73,700, 63,200 and 15,000 shares in the open market under this authorization at a cost of $729,000, $692,000 and $245,000 during 2003, 2002 and 2001, respectively. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        On May 28, 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a rights dividend of one preferred share purchase right (“Right”) for each share of common stock outstanding on June 16, 1997, and provided that one Right would be issued with each share of common stock thereafter issued. The Shareholder Rights Plan provides that in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company, the Rights, subject to certain limitations, will become exercisable. Each Right, once exercisable, initially entitles the holder thereof (other than the acquiring person, whose rights are cancelled) to purchase from the Company one one-hundredth of a share of Series A preferred stock at an initial exercise price of $55 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, common stock of the Company or common stock of an “acquiring company” having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of common stock. The Rights have no voting power and expire on May 28, 2007.

Note 13 – Net Income Per Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options. A reconciliation of the shares used in the computation is as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Basic shares	5,338	5,390	5,345
Effect of options	41	76	162

Diluted shares	5,379	5,466	5,507

Note 14 — Leases

        The Company uses certain equipment under operating lease arrangements. Rent expense under such arrangements amounted to $1,447,000, $1,285,000 and $1,193,000 in 2003, 2002 and 2001, respectively.

        The Company maintains non-cancelable operating leases for certain equipment. Future minimum lease payments under such leases at December 31, 2003 are as follows (in thousands):

2004	$750
2005	531
2006	178
2007	3

Total	$1,462

Note 15 — Contingencies

        The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

Note 16 — Segment Information

        The Company has two segments, construction equipment and agricultural equipment, as the long-term financial performance of these segments is affected by separate economic conditions and cycles. Segment net sales and income from operations tend to be aligned with the distribution networks of the Company, and correlate with the manner in which the Company evaluates performance.

        Construction equipment is manufactured and distributed for customers in the construction market. Products include a diversified offering of skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, compact loaders, paving equipment and attachments. As of December 31, 2003, 58% of the Company’s accounts receivable were from customers in the construction market.

        Agricultural equipment is manufactured and distributed for customers in the dairy, livestock and poultry agricultural sectors. The products are comprised primarily of skid loaders and equipment for haymaking, forage harvesting, feed making, manure handling and attachments. As of December 31, 2003, 42% of the Company’s accounts receivable were from customers in the agricultural sector.

        Unallocated assets are cash, deferred income taxes and other assets not identified with the Company’s segments. Segments of business are presented below (in thousands):

Year Ended December 31,		2003	2002	2001
Net Sales	Construction	$155,516	$135,080	$122,344
	Agricultural	88,884	97,485	118,050

	Consolidated	$244,400	$232,565	$240,394

Income (Loss) from Operations	Construction	$7,899	$4,306	$2,270
	Agricultural	(3,013)	851	6,673

	Consolidated	$4,886	$5,157	$8,943

Assets (year-end)	Construction	$113,083	$105,293	$117,589
	Agricultural	62,715	95,615	95,719
	Unallocated	27,556	26,765	24,101

	Consolidated	$203,354	$227,673	$237,409

Depreciation/Amortization	Construction	$3,008	$2,451	$2,931
	Agricultural	1,888	2,335	2,458
	Unallocated	27	27	27

	Consolidated	$4,923	$4,813	$5,416

Capital Expenditures	Construction	$1,369	$3,984	$2,444
	Agricultural	1,665	2,806	1,691

	Consolidated	$3,034	$6,790	$4,135

        Of the Company’s total net sales, $50.5 million and $43.9 million were made outside of the United States in 2003 and 2002, respectively.

Note 17 — Quarterly Financial Data (unaudited)

In Thousands, Except Per Share Data -	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net sales	$58,531	$68,551	$60,465	$56,853	$244,400
Gross profit	12,263	14,466	13,119	11,573	51,421
Net income (loss)	508	2,241	(903)	784	2,630
Diluted net income (loss) per common share[1]	.09	.42	(.17)	.14	.49
Basic net income (loss) per common share	.09	.42	(.17)	.15	.49

2002
Net sales	$60,068	$66,689	$54,575	$51,233	$232,565
Gross profit	13,359	14,227	11,708	9,551	48,845
Net income (loss)	229	895	223	(304)	1,043
Diluted net income (loss) per common share[1]	.04	.16	.04	(.06)	.19
Basic net income (loss) per common share	.04	.17	.04	(.06)	.19

1Due to the use of the weighted-average shares outstanding each quarter for computing net income per share, the sum of the quarterly per share amounts does not equal the per share amount for the year.

GEHL COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Period	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended
December 31, 2001
	Allowance for
	Doubtful Accounts-Trade
	Receivables	$1,864	$563	$192	$2,235
	Returns and Dealer
	Discounts	2,659	4,349	4,169	2,839

	Total	$4,523	$4,912	$4,361	$5,074

	Allowance for Doubtful
	Accounts - Retail Contracts	$1,961	$220	$133	$2,048

	Inventory Obsolescence
	Reserve	$2,004	$265	$157	$2,112

	Income Tax Valuation
	Allowance	$572	$72	$20	$624

Year Ended
December 31, 2002
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$2,235	$710	$316	$2,629
	Returns and Dealer
	Discounts	2,839	2,306	2,918	2,227

	Total	$5,074	$3,016	$3,234	$4,856

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$2,048	$802	$548	$2,302

	Inventory Obsolescence
	Reserve	$2,112	$351	$689	$1,774

	Income Tax Valuation
	Allowance	$624	$379	$9	$994

Year Ended
December 31, 2003
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$2,629	$845	$544	$2,930
	Returns and Dealer
	Discounts	2,227	2,301	2,751	1,777

	Total	$4,856	$3,146	$3,295	$4,707

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$2,302	$1,063	$551	$2,814

	Inventory Obsolescence
	Reserve	$1,774	$457	$534	$1,697

	Income Tax Valuation
	Allowance	$994	$386	$22	$1,358

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

Item 9A.  Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and the principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

        Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the captions entitled “Election of Directors” and “Board of Directors” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”)1. Information with respect to executive officers of the Company appears at the end of Part I, on Page 9, of this Form 10-K. Pursuant to Instruction G, the information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the caption entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement.

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company has posted a copy of the Code of Business Conduct and Ethics on its website at www.gehl.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Business Conduct and Ethics by posting such information on its website at www.gehl.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11.  Executive Compensation

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Board of Directors” and “Executive Compensation” set forth in the Proxy Statement; provided, however, that the subsection entitled “Executive Compensation — Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        Pursuant to Instruction G, the information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference herein from the caption “Principal Shareholders” set forth in the Proxy Statement.

        The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security	962,285	$13.50	18,189
holders

Equity compensation plans not approved by security
holders	--	--	7,416

Total	962,285	$13.50	25,605

        The Company’s only equity compensation plan not approved by security holders is the Gehl Company Director Stock Grant Plan. Under that plan, on December 31 of each year, each of the non-employee directors of the Company is granted shares of the Company’s common stock with a market value of $5,000 as part of each director’s annual retainer fee.

Item 13.  Certain Relationships and Related Transactions

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Other Matters – Certain Transactions” set forth in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

        The information required by this item is hereby incorporated by reference from the captions entitled “Audit Committee Report” and “Other Matters—Independent Auditors” set forth in the Proxy Statement.

1	The Proxy Statement will be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1 and 2. Financial statements andfinancial statement schedule.

Reference is made to the separate index to the Company’s consolidated financial statements and schedule contained in Part II, Item 8 of this Form 10-K.

3. Exhibits.

Reference is made to the separate exhibit index contained on Pages 54 through 58 hereof.

(b)	Reports on Form 8-K.

The Company furnished a Current Report of Form 8-K, dated October 24, 2003 reporting (under Items 7 and 12) the Company’s financial results for the three-and nine-month periods ended September 27, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEHL COMPANY
Date: March 4, 2004	By /s/ William D. Gehl
William D. Gehl,
Chairman of the Board of Directors
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William D. Gehl	Chairman of the Board of Directors,	March 4, 2004
William D. Gehl	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Kenneth P. Hahn	Vice President of Finance and Chief Financial	March 4, 2004
Kenneth P. Hahn	Officer (Principal Financial and Accounting Officer)
/s/ Nicholas C. Babson	Director	March 4, 2004
Nicholas C. Babson
/s/ Thomas J. Boldt	Director	March 4, 2004
Thomas J. Boldt
/s/ John T. Byrnes	Director	March 4, 2004
John T. Byrnes
/s/ Richard J. Fotsch	Director	March 4, 2004
Richard J. Fotsch
/s/ Kurt Helletzgruber	Director	March 4, 2004
Kurt Helletzgruber
/s/ John W. Splude	Director	March 4, 2004
John W. Splude
/s/ Dr. Hermann Viets	Director	March 4, 2004
Dr. Hermann Viets

GEHL COMPANY
INDEX TO EXHIBITS

Exhibit Number	Document Description

(3.1)	Restated Articles of Incorporation, as amended, of Gehl Company [Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997]

(3.2)	By-laws of Gehl Company, as amended

(3.3)	Amendment to the By-laws of Gehl Company

(4.1)	Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. (now known as Deutsche Financial Services Corporation) and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2)	First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3)	Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996 [Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997]

(4.5)	Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 17, 1997]

(4.6)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8)	Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9)	Eighth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of December 30, 1999 [Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999]

(4.10)	Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Finance Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of June 20, 2000 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(4.11)	Tenth Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of December 7, 2000 [Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]

(4.12)	Eleventh Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of March 19, 2002 [incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(4.13)	Twelfth Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of October 17, 2002.

(4.14)	Amended and Restated Negotiable Promissory Note signed by Gehl Company and its subsidiaries payable to Deutsche Financial Services Corporation, dated March 19, 2002 [Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(4.15)	Rights Agreement, dated as of May 28, 1997, between Gehl Company and U.S. Bank National Association (as successor to Firstar Trust Company) [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.16)	Amendment to Rights Agreement, dated as of September 20, 2002 by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(10.1)*	Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.2)*	Gehl Company Director Stock Grant Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)*	Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of December 19, 1997 [Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997]

(10.4)*	Amendment to Amended and Restated Employment Agreement between Gehl Company and William D. Gehl dated as of June 13, 2001 [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.5)*	Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.6)*	Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.7)*	Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.8)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(10.9)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.10)*	*Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(10.11)*	Gehl Company Retirement Income Plan “B”, as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.12)*	Amendments to Gehl Company Retirement Income Plan “B” [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.13)*	Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.14)*	Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.15)*	Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.16)*	Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.17)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.18)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.19)*	Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.20)*	Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.21)*	Form of Retention Agreement, dated as of June 13, 2001, between Gehl Company and each of Messrs. Gehl, Moore, Hahn, Mulcahy and Keyes [Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.22)*	Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.23)*	Gehl Company 2003 Incentive Bonus Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003]

(21)	Subsidiaries of Gehl Company

(23)	Consent of PricewaterhouseCoopers LLP

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Proxy Statement for 2004 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

* A management contract or compensatory plan or arrangement.
Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.