Form 10-Q
period 2004-03-27
GEHL CO
filed 2004-05-11
CIK 856386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to____________________

Commission File Number       0-18110

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
143 Water Street, West Bend, WI	53095
(Address of principal executive offices)	(Zip Code)
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

Yes       X               No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No       X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2004
Common Stock, $.10 Par Value	5,410,937

Gehl Company

FORM 10-Q

March 27, 2004

Report Index

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	$84,687	$58,531
Cost of goods sold	67,291	46,268

Gross profit	17,396	12,263
Selling, general and administrative expenses	12,782	11,034
Restructuring and other charges	--	160

Total operating expenses	12,782	11,194

Income from operations	4,614	1,069
Interest expense	(588)	(899)
Interest income	426	503
Other (expense) income, net	(117)	109

Income before income taxes	4,335	782
Provision for income taxes	1,430	274

Net income	$2,905	$508

Net income per share:
Diluted	$.53	$.09

Basic	$.54	$.09

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	March 27, 2004	December 31, 2003	March 29, 2003
Assets
Cash	$2,774	$3,688	$2,642
Accounts receivable - net	122,868	92,474	113,730
Finance contracts receivable - net	4,980	2,546	5,164
Inventories	34,287	31,598	35,731
Deferred income tax assets	7,128	7,128	8,469
Prepaid expenses and other current assets	4,655	4,503	2,182

Total current assets	176,692	141,937	167,918

Property, plant and equipment - net	34,780	35,316	45,761
Finance contracts receivable - net, non-current	2,641	1,982	2,507
Goodwill	11,748	11,748	11,696
Other assets	12,548	12,371	11,891

Total assets	$238,409	$203,354	$239,773

Liabilities and Shareholders' Equity
Current portion of debt obligations	$159	$186	$1,446
Accounts payable	42,855	31,556	33,544
Accrued and other current liabilities	32,240	26,861	24,216

Total current liabilities	75,254	58,603	59,206

Line of credit facility	42,070	26,340	53,974
Long-term debt obligations	185	198	8,724
Deferred income tax liabilities	1,742	1,742	1,644
Other long-term liabilities	17,618	18,471	19,617

Total long-term liabilities	61,615	46,751	83,959

Common stock, $.10 par value, 25,000,000 shares
authorized, 5,410,937, 5,333,439 and 5,355,494
shares outstanding, respectively	541	533	536
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	7,535	6,665	6,886
Retained earnings	105,007	102,102	99,980
Accumulated other comprehensive loss	(11,543)	(11,300)	(10,794)

Total shareholders' equity	101,540	98,000	96,608

Total liabilities and shareholders' equity	$238,409	$203,354	$239,773

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003
Cash Flows from Operating Activities
Net income	$2,905	$508
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation	1,234	1,287
Amortization	7	6
Cost of sales of finance contracts	(246)	43
Proceeds from sales of finance contracts	23,535	18,121
Increase in finance contracts receivable	(26,382)	(18,800)
Net changes in remaining working capital items	(17,797)	(6,401)

Net cash used for operating activities	(16,744)	(5,236)

Cash Flows from Investing Activities
Property, plant and equipment additions	(847)	(319)
Proceeds from the sale of property, plant and equipment	212	--
Other assets	(104)	(108)

Net cash used for investing activities	(739)	(427)

Cash Flows from Financing Activities
Proceeds from revolving credit loans	15,730	6,597
Repayments of other borrowings - net	(39)	(390)
Proceeds from issuance of common stock	878	31
Treasury stock purchases	--	(176)

Net cash provided by financing activities	16,569	6,062

Net (decrease) increase in cash	(914)	399
Cash, beginning of period	3,688	2,243

Cash, end of period	$2,774	$2,642

Supplemental disclosure of cash flow information:
Cash paid (received) for the following:
Interest	$610	$902
Income taxes	$185	$(510)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 27, 2004
(Unaudited)

Note 1 – Basis of Presentation

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

        In the opinion of management, the information furnished for the three-month periods ended March 27, 2004 and March 29, 2003 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due in part to the seasonal nature of the Company’s business, the results of operations for the three months ended March 27, 2004 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 – Stock Based Compensation

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

        The effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

	March 27, 2004	March 29, 2003
Net income, as reported	$2,905	$508
Less: stock-based compensation expense
determined based on fair value method, net of tax	(152)	(127)

Pro forma net income	$2,753	$381

Diluted net income per share:
As reported	$.53	$.09
Pro forma	$.50	$.07
Basic net income per share:
As reported	$.54	$.09
Pro forma	$.51	$.07

Note 3 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences, and tax credits.

Note 4 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	March 27, 2004	December 31, 2003	March 29, 2003
Raw materials and supplies	$14,026	$11,456	$13,273
Work-in-process	3,379	3,011	3,698
Finished machines and parts	39,830	40,079	42,263

Total current cost value	57,235	54,546	59,234
Adjustment to LIFO basis	(22,948)	(22,948)	(23,503)

	$34,287	$31,598	$35,731

Note 5 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the three-month period ended March 27, 2004 were as follows (in thousands):

Balance as of December 31, 2003	$4,054
Accruals for warranties issued during the period	805
Accruals related to pre-existing warranties
(including changes in estimates)	--
Settlements made (in cash or in kind) during the period	(872)

Balance as of March 27, 2004	$3,987

Note 6 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 27, 2004	March 29, 2003
Service cost	$196	$174
Interest cost	670	638
Expected return on plan assets	(753)	(734)
Amortization of prior service cost	52	53
Amortization of net loss	311	157

Net periodic benefit	$476	$288

        In April 2004, the Pension Funding Equity Act of 2004 (“the Pension Funding Act”) was signed into law providing a temporary solution to several issues that arose from the discontinuance of new-issue, 30-year Treasury Bonds several years ago. Under the Pension Funding Act, companies will use high-quality corporate bond rates for key liability measures in place of the extrapolated long-term treasury rates used prior to the Pension Funding Act. This will reduce required pension contributions during 2004 and 2005. As a result of the Pension Funding Act, the Company’s estimated 2004 pension contributions will be reduced from $7.7 million to $6.4 million. As of March 27, 2004, $0.6 million of contributions have been made.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 27, 2004	March 29, 2003
Service cost	$73	$57
Interest cost	73	64
Amortization of prior service cost	23	21
Amortization of net loss	13	5

Net periodic benefit	$182	$147

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 27, 2004	March 29, 2003
Service cost	$15	$13
Interest cost	22	23
Amortization of transition obligation	6	6
Amortization of net loss	5	5

Net periodic benefit	$48	$47

Note 7 – Accounting Pronouncements

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Modernization Act if there is insufficient data, time or guidance available to ensure appropriate accounting. As permitted by this FSP, the Company has elected to defer the accounting for the effects of the Modernization Act. As a result, any measures of the Company’s accumulated postemployment obligation or net periodic postemployment benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect the effects of the Modernization Act on the Company’s postemployment plan. Authoritative guidance on the accounting for the federal subsidy is pending. When guidance is issued, the Company may be required to adjust previously reported information.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. As of March 27, 2004, the Company did not own an interest in any variable interest entities.

Note 8 – Net Income Per Share and Comprehensive Income

        Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options.

        A reconciliation of the shares used in the computation of net income per share follows (in thousands):

	March 27, 2004	March 29, 2003
Basic shares	5,356	5,374
Effect of options	140	19

Diluted shares	5,496	5,393

        Accumulated other comprehensive loss is primarily comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $2.7 million for the three months ended March 27, 2004, which reflects the Company’s net income reduced by $0.2 million in foreign currency translation adjustments. Comprehensive income was $0.6 million for the three months ended March 29, 2003, which reflects the Company’s net income plus $0.1 million in foreign currency translation adjustments.

Note 9 – Business Segments

        The Company operates in two business segments: construction equipment and agricultural equipment. The long-term financial performance of the Company’s reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations.

Following is selected segment information (in thousands):

	March 27, 2004	March 29, 2003
Net Sales:
Construction	$54,420	$35,798
Agricultural	30,267	22,733

Consolidated	$84,687	$58,531

Income (Loss) from Operations:
Construction	$4,172	$1,257
Agricultural	442	(188)

Consolidated	$4,614	$1,069

Note 10 – Stock Repurchases

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased during the three-month period ended March 27, 2004. During the three-month period ended March 29, 2003, the Company repurchased 22,200 shares in the open market under this authorization at an aggregate cost of $0.2 million. As of March 27, 2004, the Company has repurchased 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

Net Sales

        Net sales for the three months ended March 27, 2004 (“2004 first quarter”) were $84.7 million compared to $58.5 million in the three months ended March 29, 2003 (“2003 first quarter”), an increase of $26.2 million, or 45%.

        Construction equipment segment net sales were $54.4 million in the 2004 first quarter compared to $35.8 million in the 2003 first quarter, an increase of $18.6 million, or 52%. The Company introduced a number of new products at its national sales meeting in early January including two new series of Gehl skid loaders. Shipments of skid loaders in the 2004 first quarter were up strongly from the 2003 first quarter due to demand for these new models, as well as increased demand for Mustang brand skid loaders. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in 2004 first quarter shipments which were up significantly from the 2003 first quarter. Telescopic handler shipments in the 2004 first quarter increased over 50% from the 2003 first quarter as larger rental customers reemerged as buyers. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2004 first quarter.

        Agricultural equipment segment net sales were $30.3 million in the 2004 first quarter, compared to $22.7 million in the 2003 first quarter, an increase of $7.5 million, or 33%. Milk prices in the 2004 first quarter averaged nearly $12.00 per hundred weight, compared to approximately $9.75 per hundred weight in the 2003 first quarter. Shipments of skid loaders during the 2004 first quarter were up strongly as improved economic conditions contributed to a healthy demand for the new models of Gehl brand skid loaders introduced in January 2004. Demand for compact track loaders was strong and resulted in 2004 first quarter shipments which were up significantly from the 2003 first quarter. In addition, 2004 first quarter shipments of agricultural implements increased over 10% from the 2003 first quarter.

        Of the Company’s total net sales reported for the 2004 first quarter, $14.9 million were made outside of the United States compared with $10.5 million in the 2003 third quarter. The increase in export sales was primarily due to increased sales in Canada and Europe.

Gross Profit

        Gross profit was $17.4 million in the 2004 first quarter compared to $12.3 million in the 2003 first quarter, an increase of $5.1 million, or 42%. Gross profit as a percent of net sales (gross margin) was 20.5% for the 2004 first quarter compared to 21.0% for the 2003 first quarter.

        Gross margin for the construction equipment segment was 22.6% in the 2004 first quarter compared with 22.8% for the 2003 first quarter. Gross margin for the agricultural equipment segment was 16.9% in the 2004 first quarter compared to 18.0% in the 2003 first quarter. The 2004 first quarter gross margin for both segments was adversely impacted by rising costs of steel and other component parts, increased costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen, manufacturing inefficiencies associated with start-up production of the new Gehl skid loader models and the mix of products shipped during the 2004 first quarter compared to the 2003 first quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $12.8 million, or 15.1% of net sales, in the 2004 first quarter compared to $11.0 million, or 18.9% of net sales, in the 2003 first quarter. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations in the 2004 first quarter was $4.6 million compared to $1.1 million in the 2003 first quarter.

Interest Expense

        Interest expense was $0.6 million in the 2004 first quarter compared to $0.9 million in the 2003 first quarter, a decrease of $0.3 million, or 35%. The decrease in the Company’s average outstanding debt balance, due to reduced working capital requirements, primarily contributed to the decrease in the 2004 first quarter interest expense.

Other (Expense) Income, Net

        The Company incurred other expense, net of $0.1 million in the 2004 first quarter compared to other income, net of $0.1 million in the 2003 first quarter. The favorable impact of reduced costs of selling retail finance contracts, due to the overall lower interest rate environment, was more than offset by unfavorable impacts of foreign exchange rates in the 2004 first quarter compared to the 2003 first quarter.

Net Income

        Net income was $2.9 million in the 2004 first quarter compared to $0.5 million in the 2003 first quarter.

Financial Condition

        The Company’s working capital was $101.4 million at March 27, 2004, as compared to $83.3 million at December 31, 2003, and $108.7 million at March 29, 2003. The decrease since March 29, 2003 was primarily due to increases in accounts payable ($9.3 million) and pension payments expected to be paid within 12 months of the respective balance sheet dates ($5.8 million), offset by increased accounts receivable ($9.1 million). The increase in accounts payable was primarily due to the timing of scheduled payments resulting from a change in the mix of vendors from the year-ago period. The increase in accounts receivable was due to strong net sales in the 2004 first quarter, which were primarily driven by the introduction of two new series of Gehl skid loader and strong demand for telescopic handlers and track loaders.

        The increase in working capital from December 31, 2003 was primarily the result of increases in accounts receivable ($30.4 million), offset by increases in accounts payable ($11.3 million). The increase in accounts receivable was due to strong net sales in the 2004 first quarter, which were primarily driven by the introduction of two new series of Gehl skid loader and strong demand for telescopic handlers and track loaders as well as normal seasonal sales patterns. The increase in accounts payable was due to seasonal increases as well as the timing of scheduled payments resulting from a change in the mix of vendors from December 31, 2003.

        Capital expenditures for property, plant and equipment during the 2004 first quarter were $0.8 million. During 2004, the Company plans to make an aggregate of up to $5.0 million in capital expenditures. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations through 2004.

        Effective March 23, 2004, the Company amended its $75 million line of credit facility (“Facility”). The amendment extended the expiration date of the Facility to December 31, 2007 and increased the line of credit from $75 million to $90 million each year for the period March 1 to July 15. All other terms and provisions are consistent with the Facility as in effect prior to the March 2004 amendment. As of March 27, 2004, the weighted-average interest rate paid by the Company on outstanding borrowings under its Facility was 3.8%. The Company had available unused borrowing capacity of $46.5 million, $46.8 million and $19.7 million under the Facility at March 27, 2004, December 31, 2003, and March 29, 2003, respectively. At March 27, 2004, December 31, 2003, and March 29, 2003, the Company’s outstanding borrowings under the Facility were $42.1 million, $26.3 million and $54.0 million, respectively. The changes in borrowings from March 29, 2003 and December 31, 2003 to March 27, 2004 were primarily due to changes in working capital requirements. The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2004 will continue to be funded by operations and borrowings under the Facility.

        The sale of finance contracts is an important component of the Company’s overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At March 27, 2004, the Company serviced $184.6 million of such contracts, of which $176.2 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

        At March 27, 2004, shareholders’ equity had increased $4.9 million to $101.5 million from $96.6 million at March 29, 2003. This increase primarily reflected the impact of the net income earned from March 29, 2003 to March 27, 2004 and currency translation adjustments, offset by the minimum pension liability adjustment recorded in 2003.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the three-month period ended March 27, 2004. During the three-month period ended March 29, 2003, the Company repurchased 22,200 shares in the open market under this authorization at an aggregate cost of $0.2 million. As of March 27, 2004, the Company has repurchased 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        Other than the change in the outstanding borrowings under the Facility as described above, there have been no material changes to the annual maturities of debt obligations nor to the future minimum non-cancelable operating lease payments as disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Accounting Pronouncements

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Modernization Act if there is insufficient data, time or guidance available to ensure appropriate accounting. As permitted by this FSP, the Company has elected to defer the accounting for the effects of the Modernization Act. As a result, any measures of the Company’s accumulated postemployment obligation or net periodic postemployment benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect the effects of the Modernization Act on the Company’s postemployment plan. Authoritative guidance on the accounting for the federal subsidy is pending. When guidance is issued, the Company may be required to adjust previously reported information.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. As of March 27, 2004, the Company did not own an interest in any variable interest entities.

Critical Accounting Policies and Estimates

        The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and materially impact the carrying value of the assets and liabilities. The Company believes the following accounting policies are critical to the Company’s business operations and the understanding of the Company’s results of operations and financial condition.

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

Pension and Postemployment Benefits

        Pension and postemployment benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions, used by actuaries, include discount rates, expected return on plan assets for funded plans, rate of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect its financial position or results of operations.

Outlook

        First quarter sales were stronger than the Company had originally forecasted and order backlogs are improving, which indicates the Company’s markets continue to show signs of strength. Offsetting this positive trend, however, is the uncertainty over the magnitude and duration of higher steel prices. If the situation continues, these increased costs may offset the benefits of higher sales. Therefore, the Company, while cautiously optimistic relative to sales performance exceeding original expectations, reconfirms its original earnings forecast for 2004 at $1.20 to $1.40 cents per diluted share.

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including the statements in the section entitled “Outlook,” are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, any interruption in the expected general economic recovery, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, unanticipated difficulties or charges arising out of the proposed sale of the Company’s Owatonna, Minnesota manufacturing facility, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2004 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Item 4.   Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 27, 2004. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2004. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 27, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three-month period ended March 27, 2004. As of March 27, 2004, the Company had authority to repurchase 348,100 shares under the plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Document Description

4.1	Thirteenth Amendment to the Amended and Restated Loan and Security Agreement by and among Gehl Company and its subsidiaries and GE Commercial Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) and GE Commercial Distribution Finance Canada Inc. (formerly Deutsche Financial Services Canada Corporation), dated as of March 23, 2004.

4.2	Fourteenth Amendment to the Amended and Restated Loan and Security Agreement by and among Gehl Company and its subsidiaries and GE Commercial Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) and GE Commercial Distribution Finance Canada Inc. (formerly Deutsche Financial Services Canada Corporation), dated as of March 23, 2004.

10.1	Gehl Company 2004 Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on February 20, 2004 reporting under Items 7 and 12 the Company’s financial results for the three- and twelve-months ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: May 10, 2004	By:	/s/ William D. Gehl
William D. Gehl Chairman of the Board and Chief Executive Officer
Date: May 10, 2004	By:	/s/ Kenneth P. Hahn
Kenneth P. Hahn Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description

4.1	Thirteenth Amendment to the Amended and Restated Loan and Security Agreement by and among Gehl Company and its subsidiaries and GE Commercial Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) and GE Commercial Distribution Finance Canada Inc. (formerly Deutsche Financial Services Canada Corporation), dated as of March 23, 2004.

4.2	Fourteenth Amendment to the Amended and Restated Loan and Security Agreement by and among Gehl Company and its subsidiaries and GE Commercial Distribution Finance Corporation (formerly Deutsche Financial Services Corporation) and GE Commercial Distribution Finance Canada Inc. (formerly Deutsche Financial Services Canada Corporation), dated as of March 23, 2004.

10.1	Gehl Company 2004 Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.