Form 10-Q
period 2004-06-26
GEHL CO
filed 2004-08-10
CIK 856386

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-18110

Gehl Company

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes                No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 26, 2004
Common Stock, $.10 Par Value	5,482,018

Gehl Company

FORM 10-Q

June 26, 2004

Report Index

			Page No.

PART I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Income for the Three- and
		Six-month Periods Ended June 26, 2004 and
		June 28, 2003	3

		Condensed Consolidated Balance Sheets at June 26, 2004,
		December 31, 2003, and June 28, 2003	4

		Condensed Consolidated Statements of Cash Flows for
		the Six-month Periods Ended June 26, 2004 and
		June 28, 2003	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Results of
		Operations and Financial Condition	12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4.	Controls and Procedures	20

PART II.	Other Information

	Item 2.	Changes in Securities, Use of Proceeds
		and Issuer Purchases of Equity Securities	21

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 6.	Exhibits and Reports on Form 8-K	22

Signatures			23

PART I – Financial Information

Item 1.  Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$95,499	$68,551	$180,186	$127,082
Cost of goods sold	76,472	54,085	143,763	100,353

Gross profit	19,027	14,466	36,423	26,729
Selling, general and
administrative expenses	12,278	10,818	25,060	21,852
Restructuring and other charges	--	121	--	281

Total operating expenses	12,278	10,939	25,060	22,133
Income from operations	6,749	3,527	11,363	4,596
Interest expense	(656)	(984)	(1,244)	(1,883)
Interest income	474	528	900	1,031
Other (expense) income, net	(721)	275	(838)	384

Income before income taxes	5,846	3,346	10,181	4,128
Provision for income taxes	1,931	1,105	3,361	1,379

Net income	$3,915	$2,241	$6,820	$2,749

Net income per share:
Diluted	$0.69	$0.42	$1.22	$0.51

Basic	$0.72	$0.42	$1.26	$0.51

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	June 26, 2004	December 31, 2003	June 28, 2003
Assets
Cash	$2,597	$3,688	$4,742
Accounts receivable - net	132,277	92,474	118,098
Finance contracts receivable - net	9,346	2,546	6,426
Inventories	29,341	31,598	36,550
Deferred income tax assets	7,128	7,128	8,469
Prepaid expenses and other current assets	4,374	4,503	1,877

Total current assets	185,063	141,937	176,162

Property, plant and equipment - net	33,960	35,316	45,056
Finance contracts receivable - net, non-current	4,182	1,982	2,932
Goodwill	11,748	11,748	11,748
Other assets	13,240	12,371	12,105

Total assets	$248,193	$203,354	$248,003

Liabilities and Shareholders' Equity
Current portion of debt obligations	$113	$186	$1,289
Accounts payable	41,695	31,556	36,321
Accrued and other current liabilities	30,794	26,861	26,663

Total current liabilities	72,602	58,603	64,273

Line of credit facility	46,588	26,340	55,736
Long-term debt obligations	168	198	8,690
Deferred income tax liabilities	1,742	1,742	1,644
Other long-term liabilities	20,878	18,471	18,981

Total long-term liabilities	69,376	46,751	85,051

Common stock, $.10 par value,
25,000,000 shares authorized, 5,482,018,
5,333,439 and 5,311,494 shares outstanding,
respectively	548	533	531
Preferred stock, $.10 par value,
2,000,000 shares authorized, 250,000 shares
designated as Series A preferred stock, no
shares issued	--	--	--
Capital in excess of par	8,259	6,665	6,410
Retained earnings	108,922	102,102	102,221
Accumulated other comprehensive loss	(11,514)	(11,300)	(10,483)

Total shareholders' equity	106,215	98,000	98,679

Total liabilities and shareholders' equity	$248,193	$203,354	$248,003

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash Flows from Operating Activities
Net income	$6,820	$2,749
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation	2,467	2,550
Amortization	15	13
Gain on sale of property, plant and equipment	(86)	--
Cost of sales of finance contracts	296	10
Proceeds from sales of finance contracts	57,318	46,979
Increase in finance contracts receivable	(66,613)	(49,312)
Net changes in remaining working capital items	(21,979)	(6,668)

Net cash used for operating activities	(21,762)	(3,679)

Cash Flows from Investing Activities
Property, plant and equipment additions	(1,337)	(808)
Proceeds from the sale of property, plant and equipment	378	--
Other assets	(123)	(112)

Net cash used for investing activities	(1,082)	(920)

Cash Flows from Financing Activities
Proceeds from revolving credit loans	20,248	8,359
Repayments of other borrowings - net	(103)	(635)
Proceeds from issuance of common stock	1,608	102
Treasury stock purchases	--	(728)

Net cash provided by financing activities	21,753	7,098

Net (decrease) increase in cash	(1,091)	2,499
Cash, beginning of period	3,688	2,243

Cash, end of period	$2,597	$4,742

Supplemental disclosure of cash flow information:
Cash paid (received) for the following:
Interest	$1,257	$1,781
Income taxes	$539	$(503)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 26, 2004

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

        In the opinion of management, the information furnished for the three- and six-month periods ended June 26, 2004 and June 28, 2003 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due in part to the seasonal nature of the Company’s business, the results of operations for the six-month period ended June 26, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

The effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

	Three Months Ended
	June 26, 2004	June 28, 2003
Net income, as reported	$3,915	$2,241
Less: stock-based compensation expense determined
based on the fair value method, net of tax	(152)	(175)

Pro forma net income	$3,763	$2,066

Diluted net income per share:
As reported	$.69	$.42
Pro forma	$.67	$.39
Basic net income per share:
As reported	$.72	$.42
Pro forma	$.69	$.39

	Six Months Ended
	June 26, 2004	June 28, 2003
Net income, as reported	$6,820	$2,749
Less: stock-based compensation expense determined
based on the fair value method, net of tax	(304)	(302)

Pro forma net income	$6,516	$2,447

Diluted net income per share:
As reported	$1.22	$.51
Pro forma	$1.17	$.46
Basic net income per share:
As reported	$1.26	$.51
Pro forma	$1.21	$.46

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

Note 4 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	June 26, 2004	December 31, 2003	June 28, 2003
Raw materials and supplies	$15,658	$11,456	$13,799
Work-in-process	2,924	3,011	2,809
Finished machines and parts	33,707	40,079	43,445

Total current cost value	52,289	54,546	60,053
Adjustment to LIFO basis	(22,948)	(22,948)	(23,503)

LIFO inventory value	$29,341	$31,598	$36,550

Note 5 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the six-month period ended June 26, 2004 were as follows (in thousands):

Balance as of December 31, 2003	$4,054
Accruals for warranties issued during the period	1,930
Accruals related to pre-existing warranties
(including changes in estimates)	--
Settlements made (in cash or in kind) during the period	(1,799)

Balance as of June 26, 2004	$4,185

Note 6 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Service cost	$197	$174	$393	$348
Interest cost	670	638	1,340	1,276
Expected return on plan assets	(753)	(734)	(1,506)	(1,468)
Amortization of prior service cost	52	53	104	106
Amortization of net loss	310	157	621	314

Net periodic benefit cost	$476	$288	$952	$576

        In April 2004, the Pension Funding Equity Act of 2004 (“the Pension Funding Act”) was signed into law providing a temporary solution to several issues that arose from the discontinuance of new-issue, 30-year Treasury Bonds several years ago. Under the Pension Funding Act, companies will use high-quality corporate bond rates for key liability measures in place of the extrapolated long-term treasury rates used prior to the Pension Funding Act. This will reduce required pension contributions during 2004 and 2005. As a result of the Pension Funding Act, the Company’s estimated 2004 pension contributions will be reduced from $7.7 million to $6.4 million. As of June 26, 2004, $1.7 million of contributions have been made during 2004.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Service cost	$73	$56	$146	$113
Interest cost	73	64	146	128
Amortization of prior service cost	23	21	46	42
Amortization of net loss	12	5	25	10

Net periodic benefit cost	$181	$146	$363	$293

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Service cost	$16	$14	$31	$27
Interest cost	21	23	43	46
Amortization of transition obligation	6	6	12	12
Amortization of net loss	5	5	10	10

Net periodic benefit cost	$48	$48	$96	$95

Note 7 – Accounting Pronouncements

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“106-1”). FSP No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Modernization Act if there is insufficient data, time or guidance available to ensure appropriate accounting. As permitted by FSP No. FAS 106-1, the Company elected to defer the accounting for the effects of the Modernization Act. In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which surpersedes FSP No. FAS 106-1. The Company reviewed FSP No. FAS 106-2 and has concluded that the Company’s accounting for postemployment health insurance will not be impacted by FSP No. FAS 106-2 as the Company will not be eligible to receive a government subsidy as defined in the Modernization Act.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. As of June 26, 2004, the Company did not own an interest in any variable interest entities.

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

        A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	Three Months Ended
	June 26, 2004	June 28, 2003
Basic shares	5,454	5,346
Effect of options	186	5

Diluted shares	5,640	5,351

	Six Months Ended
	June 26, 2004	June 28, 2003
Basic shares	5,405	5,360
Effect of options	163	12

Diluted shares	5,568	5,372

        Accumulated other comprehensive loss is primarily comprised of minimum pension liability and foreign currency translation adjustments. Comprehensive income was $3.9 million and $6.6 million for the three- and six-month periods ended June 26, 2004, respectively, which reflects the Company’s net income reduced by currency translation adjustments of $0.0 million and $0.2 million, respectively. Comprehensive income was $2.6 million and $3.2 million for the three- and six-month periods ended June 28, 2003, respectively, which reflects the Company’s net income plus currency translation adjustments of $0.4 million and $0.5 million, respectively.

Note 9 – Business Segments

        The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company’s reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net Sales:
Construction	$61,567	$44,123	$115,987	$79,921
Agricultural	33,932	24,428	64,199	47,161

Consolidated	$95,499	$68,551	$180,186	$127,082

Income from Operations:
Construction	$5,262	$3,299	$9,434	$4,557
Agricultural	1,487	228	1,929	39

Consolidated	$6,749	$3,527	$11,363	$4,596

Note 10 – Stock Repurchases

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased during the three- and six-month periods ended June 26, 2004. During the three- and six-month periods ended June 28, 2003, the Company repurchased 51,500 shares and 73,700 shares, respectively, in the open market under this authorization at an aggregate cost of $0.5 million and $0.7 million, respectively. As of June 26, 2004, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Note 11 – Subsequent Event

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou, the world’s largest manufacturer of telescopic handlers, the Company issued 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        Beginning in 2005, The Company and Manitou will distribute select models of each others’ telescopic handler product lines in the United States agricultural and construction markets through their respective dealer networks. Pursuant to a license agreement with Manitou, the Company will also begin to manufacture two series of Manitou compact telescopic handlers for the agricultural and construction markets at the Company’s Yankton, South Dakota facility.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Recent Developments

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou, the world’s largest manufacturer of telescopic handlers, the Company issued 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        Beginning in 2005, The Company and Manitou will distribute select models of each others’ telescopic handler product lines in the United States agricultural and construction markets through their respective dealer networks. Pursuant to a license agreement with Manitou, the Company will also begin to manufacture two series of Manitou compact telescopic handlers for the agricultural and construction markets at the Company’s Yankton, South Dakota facility.

Results of Operations

Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

Net Sales

        Net sales in the three months ended June 26, 2004 (“2004 second quarter”) were $95.5 million compared to $68.6 million in the three months ended June 28, 2003 (“2003 second quarter”), an increase of $26.9 million, or 39%.

        Construction equipment segment net sales were $61.6 million in the 2004 second quarter compared to $44.1 million in the 2003 second quarter, an increase of $17.4 million, or 40%. Shipments of skid loaders in the 2004 second quarter were up significantly from the 2003 second quarter due to demand for new Gehl skid loaders models introduced in January 2004, as well as increased demand for Mustang brand skid loaders. Telescopic handler shipments increased over 80% during the 2004 second quarter as demand from larger rental customers continued to grow in the 2004 second quarter. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in 2004 second quarter shipments which were up significantly from the 2003 second quarter. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2004 second quarter.

        Agricultural equipment segment net sales were $33.9 million in the 2004 second quarter, compared to $24.4 million in the 2003 second quarter, an increase of $9.5 million, or 39%. Milk prices paid to dairy farmers in the 2004 second quarter averaged nearly $17.75 per hundred weight, compared to approximately $9.43 per hundred weight in the 2003 second quarter. The significant increase in milk prices contributed to the generally improved economic environment compared to the 2003 second quarter. Skid loader shipments during the 2004 second quarter were up approximately 50% as demand for the new models of Gehl brand skid loaders introduced in January 2004 remained strong. Shipments of agricultural implements increased 20% from the 2003 second quarter.

        Of the Company’s total net sales reported for the 2004 second quarter, $16.7 million were made outside of the United States compared with $14.2 million in the 2003 second quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $19.0 million in the 2004 second quarter compared to $14.5 million in the 2003 second quarter, an increase of $4.6 million, or 32%. Gross profit as a percent of net sales (gross margin) was 19.9% for the 2004 second quarter compared to 21.1% for the 2003 second quarter.

        Gross margin for the construction equipment segment was 21.3% in the 2004 second quarter compared with 23.2% for the 2003 second quarter. Gross margin for the agricultural equipment segment was 17.5% in the 2004 second quarter compared to 17.4% in the 2003 second quarter. The 2004 second quarter gross margin for both segments was adversely impacted by rising costs of steel and other component parts and increased costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen. The unfavorable impact of these issues on the agricultural equipment segment gross margin was offset by a more favorable mix of products shipped, as well as lower levels of discounts and sales incentives incurred in the 2004 second quarter compared to the 2003 second quarter. The construction equipment segment gross margin further reflects the unfavorable mix of both product shipments and customers shipped to during the 2004 second quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $12.3 million, or 12.9% of net sales, in the 2004 second quarter compared to $10.8 million, or 15.8% of net sales, in the 2003 second quarter. The increase in selling, general and administrative expenses is primarily the result of items that vary with sales levels. However, selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations in the 2004 second quarter was $6.7 million, or 7.1% of net sales, compared to $3.5 million, or 5.1 % of net sales, in the 2003 second quarter, an increase of $3.2 million, or 91%.

Interest Expense

        Interest expense was $0.7 million in the 2004 second quarter compared to $1.0 million in the 2003 second quarter, a decrease of $0.3 million, or 33%. The decrease in the Company’s average outstanding debt balance, due to decreases in average working capital requirements, primarily contributed to the decrease in the 2004 second quarter interest expense.

Other Income (Expense), Net

        The Company incurred net other expense of $0.7 million in the 2004 second quarter compared to net other income of $0.3 million in the 2003 second quarter. The Company’s costs of selling retail finance contracts during the 2004 second quarter increased $0.6 million from the 2003 second quarter, due to an increasing interest rate environment and a higher level of retail finance contracts being sold during the 2004 second quarter. In addition the Company incurred foreign exchange transaction expense in the 2004 second quarter of $0.1 million compared to foreign exchange transaction income in the 2003 second quarter of $0.2 million.

Net Income

        Net income was $3.9 million in the 2004 second quarter compared with $2.2 million in the 2003 second quarter, an increase of $1.7 million, or 75%.

Six Months Ended June 26, 2004 Compared to Six Months Ended June 28, 2003

Net Sales

        Net sales in the six months ended June 26, 2004 (“2004 six months”) were $180.2 million compared to $127.1 million in the six months ended June 28, 2003 (“2003 six months”), an increase of $53.1 million, or 42%.

        Construction equipment segment net sales were $116.0 million in the 2004 six months compared to $79.9 million in the 2003 six months, an increase of $36.1 million, or 45%. Shipments of skid loaders in the 2004 six months were up significantly from the 2003 six months due to demand for new Gehl skid loaders models introduced in January 2004, as well as increased demand for Mustang brand skid loaders. Telescopic handler shipments increased over 70% during the 2004 six months as demand from larger rental customers was strong. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in shipments in the 2004 six months which were up significantly from the 2003 six months. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2004 six months.

        Agricultural equipment segment net sales were $64.2 million in the 2004 six months, compared to $47.2 million in the 2003 six months, an increase of $17.0 million, or 36%. Milk prices paid to dairy farmers in the 2004 six months averaged nearly $14.90 per hundred weight, compared to approximately $9.60 per hundred weight in the 2003 six months. Skid loader shipments during the 2004 six months increased over 40% as demand for the new models of Gehl brand skid loaders introduced in January 2004 was strong. Demand for compact track loaders was also strong and resulted in shipments in the 2004 six months, which were up significantly from the 2003 six months. In addition, shipments of agricultural implements in the 2004 six months increased 16% from the 2003 six months.

        Of the Company’s total net sales reported for the 2004 six months, $29.6 million were made outside of the United States compared with $24.8 million in the 2003 six months. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $36.4 million in the 2004 six months compared to $26.7 million in the 2003 six months, an increase of $9.7 million, or 36%. Gross profit as a percent of net sales (gross margin) was 20.2% for the 2004 six months compared to 21.0% for the 2003 six months.

        Gross margin for the construction equipment segment was 21.9% for the 2004 six months compared with 23.0% for the 2003 six months. Gross margin for the agricultural equipment segment was 17.2% for the 2004 six months compared to 17.7% for the 2003 six months. The 2004 six months gross margin for both segments was adversely impacted by rising costs of steel and other component parts, increased costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen and manufacturing inefficiencies associated with the start-up of production of the new Gehl skid loader models. The unfavorable impact of these issues on the agricultural equipment segment gross margin were partially offset by a more favorable mix of products shipped, as well as lower levels of discounts and sales incentives incurred in the 2004 six months. The construction equipment segment gross margin further reflects the unfavorable mix of both product shipments and customers shipped to during the 2004 six months.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $25.1 million, or 13.9% of net sales, in the 2004 six months compared to $21.9 million, or 17.2% of net sales, in the 2003 six months. The increase in selling, general and administrative expenses is primarily the result of items that vary with sales levels. However, selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations in the 2004 six months was $11.4 million, or 6.3% of net sales, compared to $4.6 million, or 3.6% of net sales, in the 2003 six months, an increase of $6.8 million.

Interest Expense

        Interest expense was $1.2 million in the 2004 six months compared to $1.9 million in the 2003 six months, a decrease of $0.6 million, or 34%. The decrease in the Company’s average outstanding debt balance, due to decreases in average working capital requirements, primarily contributed to the decrease in interest expense in the 2004 six months.

Other Income (Expense), Net

        The Company incurred net other expense of $0.8 million in the 2004 six months compared to net other income of $0.4 million in the 2003 second quarter. The Company’s costs of selling retail finance contracts during the 2004 six months increased $0.3 million from the 2003 six months, due to an increasing interest rate environment and a higher level of retail finance contracts being sold during the 2004 six months. In addition, the Company incurred foreign exchange transaction expense in the 2004 second six months of $0.4 million compared to foreign exchange transaction income in the 2003 six months of $0.3 million.

Net Income

        Net income was $6.8 million in the 2004 six months compared with $2.7 million in the 2003 six months, an increase of $4.1 million.

Financial Condition

        The Company’s working capital was $112.5 million at June 26, 2004, as compared to $83.3 million at December 31, 2003, and $111.9 million at June 28, 2003. The slight increase since June 28, 2003 was primarily due to increases in accounts receivable ($14.2 million) offset by a decrease in inventory ($7.2 million) and increases in accounts payable ($5.3 million). The increase in accounts receivable was due to strong shipments in the 2004 six months, which were primarily driven by the shipments of the new Gehl brand skid loaders and strong demand for telescopic handlers and compact track loaders. The decrease in inventory was due to decreases in finished goods resulting from the strong demand for the Company’s products. The increase in accounts payable was due to increased production resulting from strong shipments as well as the timing of payment.

        The increase in working capital from December 31, 2003 was primarily due to increased accounts receivable ($39.8 million) offset ,in part, by increases in accounts payable ($10.1 million). The increase in accounts receivable was due to strong shipments in the 2004 six months, which were primarily driven by the shipments of the new Gehl brand skid loaders and strong demand for telescopic handlers and compact track loaders as well as normal seasonal sales patterns. The increase in accounts payable was due to increased production resulting from strong shipments as well as normal seasonal production increases.

        Capital expenditures for property, plant and equipment during the 2004 six months were approximately $1.3 million. During 2004, the Company plans to make an aggregate of up to $5.0 million in capital expenditures. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2004.

        As of June 26, 2004, the weighted-average interest rate paid by the Company on outstanding borrowings under its line of credit facility (“Facility”) was 4.03%. The Company had available unused borrowing capacity of $42.4 million, $46.8 million and $18.9 million under the Facility at June 26, 2004, December 31, 2003, and June 28, 2003, respectively. A March 23, 2004 amendment to the Facility increased the amount available under the Facility from $75 million to $90 million from the period March 1 to July 15 each year through December 31, 2007. As a result, borrowing capacity on July 16, 2004 decreased by $15 million. At June 26, 2004, December 31, 2003, and June 28, 2003, the Company’s outstanding borrowings under the Facility were $46.6 million, $26.3 million and $55.7 million, respectively. The changes in borrowings from June 28, 2003 and December 31, 2003 to June 26, 2004 were primarily due to changes in working capital requirements. The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2004 will continue to be funded by operations and borrowings under the Facility.

        The sale of finance contracts is an important component of the Company’s overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At June 26, 2004, the Company serviced $201.1 million of such contracts, of which $186.2 million were owned by other parties. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

        At June 26, 2004, shareholders’ equity had increased $7.5 million to $106.2 million from $98.7 million at June 28, 2003. This increase primarily reflected the impact of the net income earned from June 28, 2003 to June 26, 2004 and currency translation adjustments, offset by the minimum pension liability adjustment recorded in 2003.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the three- and six-month periods ended June 26, 2004. During the three- and six-month periods ended June 28, 2003, the Company repurchased 51,500 and 73,700 shares, respectively, in the open market under this authorization at an aggregate cost of $0.5 million and $0.7 million, respectively. As of June 26, 2004, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        Other than the extension of the expiration date of the Company’s Facility to December 31, 2007 resulting from a March 23, 2004 amendment to the Facility, there have been no material changes to the annual maturities of debt obligations nor to the future minimum non-cancelable operating lease payments as disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Accounting Pronouncements

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“106-1”). FSP No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Modernization Act if there is insufficient data, time or guidance available to ensure appropriate accounting. As permitted by FSP No. FAS 106-1, the Company elected to defer the accounting for the effects of the Modernization Act. In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which surpersedes FSP No. FAS 106-1. The Company reviewed FSP No. FAS 106-2 and has concluded that the Company’s accounting for postemployment health insurance will not be impacted by FSP No. FAS 106-2 as the Company will not be eligible to receive a government subsidy as defined in the Modernization Act.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. As of June 26, 2004, the Company did not own an interest in any variable interest entities.

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

Outlook

        First half sales were stronger than the Company had originally forecasted and order backlog remains robust, indicating that the Company’s markets continue to show signs of strength. Offsetting this positive trend, however, is the continued uncertainty over the magnitude and duration of higher steel prices. If the situation continues as it is today, these increased costs may offset some of the benefits of higher sales. Based on actual results for the year to date, along with the current market outlook, the Company now expects its net sales for the full year 2004 to be in the range of 42% to 45% over 2003 levels. If the Company’s sales levels meet projected forecasts, the Company expects to earn in the range of $1.90 to $2.05 per diluted share in 2004, after giving effect to the 961,768 newly issued shares purchased by Manitou in conjunction with the recently announced strategic alliance (see Recent Developments above).

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 26, 2004. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2004. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 26, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three- and six-month periods ended June 26, 2004. As of June 26, 2004, the Company had authority to repurchase 348,100 shares under the plan.

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company’s 2004 annual meeting of shareholders held on April 23, 2004, William D. Gehl and John W. Splude were re-elected as directors of the Company for terms expiring at the 2006 annual meeting of shareholders. The following table sets forth certain information with respect to the election of directors at the 2004 annual meeting:

Name of Nominee	Shares Voted For	Shares Withholding Authority
William D. Gehl	4,491,571	462,975
John W. Splude	4,103,511	851,035

The following table sets forth the other directors of the Company whose terms of office continued after the 2004 annual meeting:

Name of Director	Year in Which Term Expires
Nicholas C. Babson	2005
Thomas J. Boldt	2005
Kurt Helletzgruber	2005
John T. Byrnes	2006
Richard J. Fotsch	2006
Dr. Hermann Viets	2006

In addition, at the 2004 annual meeting, shareholders approved the Gehl Company 2004 Equity Incentive Plan. With respect to such approval, the number of shares voted For and Against were 3,097,371 and 997,053, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 26,326 and 833,796, respectively.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Document Description

10.1	Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders]

10.2	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan

10.3	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2004 Equity Incentive Plan

10.4	Form of Election Relating to Withholding Taxes In Connection With the Exercise of a Non-Qualified Stock Option used in conjunction with the Gehl Company 2004 Equity Incentive Plan

10.5	Form of Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly report on Form 10-Q for the quarter ended July 1, 2000]

10.6	Form of Amendment to the Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

10.7	Shareholder Agreement, dated July 22, 2004, by and between Gehl Company and Manitou BF S.A.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on April 23, 2004 reporting under Items 7 and 12 the Company’s financial results for the three months ended March 27, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: August 9, 2004	By:	/s/ William D. Gehl
William D. Gehl Chairman of the Board and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Kenneth P. Hahn
Kenneth P. Hahn Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description

10.1	Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Appendix B to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders]

10.2	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan

10.3	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2004 Equity Incentive Plan

10.4	Form of Election Relating to Withholding Taxes In Connection With the Exercise of a Non-Qualified Stock Option used in conjunction with the Gehl Company 2004 Equity Incentive Plan

10.5	Form of Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly report on Form 10-Q for the quarter ended July 1, 2000]

10.6	Form of Amendment to the Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

10.7	Shareholder Agreement, dated July 22, 2004, by and between Gehl Company and Manitou BF S.A.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.