Form 10-Q
period 2004-09-25
GEHL CO
filed 2004-11-09
CIK 856386

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 0-18110

Gehl Company

Wisconsin	39-0300430
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip code)

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 25, 2004
Common Stock, $.10 Par Value	6,520,002

Gehl Company

FORM 10-Q

September 25, 2004

Report Index

		Page No.
PART I. -	Financial Information
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations for the Three- and
	Nine-month Periods Ended September 25, 2004 and
	September 27, 2003	3
	Condensed Consolidated Balance Sheets at September 25, 2004,
	December 31, 2003, and September 27, 2003	4
	Condensed Consolidated Statements of Cash Flows for
	the Nine-month Periods Ended September 25, 2004 and
	September 27, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4	Controls and Procedures	22
PART II. -	Other Information
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 5	Other Information	23
Item 6	Exhibits	24
Signatures		25

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales	$87,470	$60,465	$267,656	$187,547
Cost of goods sold	69,545	47,346	213,308	147,699

Gross profit	17,925	13,119	54,348	39,848
Selling, general and
administrative expenses	12,664	10,339	37,724	32,191
Asset impairment and other
restructuring costs	--	3,716	--	3,997

Total operating expenses	12,664	14,055	37,724	36,188
Income (loss) from operations	5,261	(936)	16,624	3,660
Interest expense	(632)	(908)	(1,876)	(2,791)
Interest income	518	418	1,418	1,449
Other income (expense), net	288	78	(550)	462

Income (loss) before income taxes	5,435	(1,348)	15,616	2,780
Provision (benefit) for income taxes	1,795	(445)	5,156	934

Net income (loss)	$3,640	$(903)	$10,460	$1,846

Net income (loss) per share:
Diluted	$0.57	$(0.17)	$1.79	$0.34

Basic	$0.59	$(0.17)	$1.84	$0.35

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	September 25,	December 31,	September 27,
	2004	2003	2003
Assets
Cash	$2,607	$3,688	$2,212
Accounts receivable - net	136,055	92,474	112,843
Finance contracts receivable - net	41,365	2,546	5,973
Inventories	34,342	31,598	31,810
Deferred income tax assets	7,128	7,128	8,469
Prepaid expenses and other current assets	1,727	4,503	8,905

Total current assets	223,224	141,937	170,212

Property, plant and equipment - net	33,574	35,316	34,866
Finance contracts receivable - net, non-current	2,222	1,982	2,804
Goodwill	11,748	11,748	11,748
Other assets	16,134	12,371	12,219

Total assets	$286,902	$203,354	$231,849

Liabilities and Shareholders' Equity
Current portion of debt obligations	$88	$186	$9,253
Accounts payable	41,747	31,556	28,560
Accrued and other current liabilities	27,695	26,861	27,682

Total current liabilities	69,530	58,603	65,495

Line of credit facility	59,893	26,340	50,376
Long-term debt obligations	157	198	255
Deferred income tax liabilities	1,126	1,742	1,190
Other long-term liabilities	25,690	18,471	16,769

Total long-term liabilities	86,866	46,751	68,590

Common stock, $.10 par value,
25,000,000 shares authorized, 6,520,002,
5,333,439 and 5,311,494 shares outstanding,
respectively	652	533	531
Preferred stock, $.10 par value,
2,000,000 shares authorized, 250,000 shares
designated as Series A preferred stock, no
shares issued	--	--	--
Capital in excess of par	28,821	6,665	6,410
Retained earnings	112,562	102,102	101,318
Accumulated other comprehensive loss	(11,529)	(11,300)	(10,495)

Total shareholders' equity	130,506	98,000	97,764

Total liabilities and shareholders' equity	$286,902	$203,354	$231,849

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 25,	September 27,
	2004	2003
Cash Flows from Operating Activities
Net income	$10,460	$1,846
Adjustments to reconcile net income to net cash
(used for) provided by operating activities:
Depreciation	3,662	3,699
Amortization	23	40
Gain on sale of property, plant and equipment	(86)	--
Deferred income taxes	(616)	(454)
Asset impairment (non-cash)	--	3,599
Cost of sales of finance contracts	269	(175)
Proceeds from sales of finance contracts	57,318	82,455
Increase in finance contracts receivable	(96,646)	(84,022)
Change in accounts receivable - net	(43,779)	(14,876)
Change in inventories	(2,897)	5,084
Change in accounts payable	10,344	721
Net changes in remaining working capital items	5,293	2,108

Net cash (used for) provided by operating activities	(56,655)	25

Cash Flows from Investing Activities
Property, plant and equipment additions	(2,151)	(1,226)
Proceeds from the sale of property, plant and equipment	2,174	--
Other assets	(138)	(113)

Net cash used for investing activities	(115)	(1,339)

Cash Flows from Financing Activities
Proceeds from revolving credit loans	33,553	2,999
Repayments of other borrowings - net	(139)	(1,090)
Proceeds from issuance of common stock	22,275	102
Treasury stock purchases	--	(728)

Net cash provided by financing activities	55,689	1,283

Net decrease in cash	(1,081)	(31)
Cash, beginning of period	3,688	2,243

Cash, end of period	$2,607	$2,212

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 25, 2004
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

        In the opinion of management, the information furnished for the three- and nine-month periods ended September 25, 2004 and September 27, 2003 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due in part to the seasonal nature of the Company’s business, the results of operations for the nine-month period ended September 25, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

The effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

	Three Months Ended
	September 25, 2004	September 27, 2003
Net income (loss), as reported	$3,640	$(903)
Less: stock-based compensation expense determined based on
the fair value method, net of tax	(120)	(175)

Pro forma net income (loss)	$3,520	$(1,078)

Diluted net income (loss) per share:
As reported	$0.57	$(0.17)
Pro forma	$0.55	$(0.20)
Basic net income (loss) per share:
As reported	$0.59	$(0.17)
Pro forma	$0.57	$(0.20)
	Nine Months Ended
	September 25, 2004	September 27, 2003
Net income, as reported	$10,460	$1,846
Less: stock-based compensation expense determined based on
the fair value method, net of tax	(424)	(477)

Pro forma net income	$10,036	$1,369
Diluted net income per share:
As reported	$1.79	$0.34
Pro forma	$1.72	$0.26
Basic net income per share:
As reported	$1.84	$0.35
Pro forma	$1.77	$0.26

Note 3 – Income Taxes

        The income tax provision (benefit) is determined by applying an estimated annual effective income tax rate to income (loss) before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income (loss), permanent book/tax differences and tax credits.

Note 4 – Asset Impairment

        In conjunction with a plant rationalization initiative adopted by the Company on September 26, 2001, the Company closed its Lebanon, Pennsylvania (“Lebanon”) and Owatonna, Minnesota (“Owatonna”) manufacturing facilities. These facilities and certain related assets were held for sale subsequent to the facility closings. During the 2003 third quarter, the Company recorded a $3.6 million asset impairment charge to adjust the carrying value of these facilities and related assets to their net realizable value. The Lebanon and Owatonna facilities were sold in the 2003 fourth quarter and 2004 third quarter, respectively. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively.

Note 5 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	September 25, 2004	December 31, 2003	September 27, 2003
Raw materials and supplies	$16,868	$11,456	$12,163
Work-in-process	3,253	3,011	3,030
Finished machines and parts	37,169	40,079	40,120

Total current cost value	57,290	54,546	55,313
Adjustment to LIFO basis	(22,948)	(22,948)	(23,503)

LIFO inventory value	$34,342	$31,598	$31,810

Note 6 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the nine-month period ended September 25, 2004 were as follows (in thousands):

Balance as of December 31, 2003	$4,054
Accruals for warranties issued during the period	3,210
Accruals related to pre-existing warranties
(including changes in estimates)	--
Settlements made (in cash or in kind) during the period	(2,743)

Balance as of September 25, 2004	$4,521

Note 7 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Service cost	$196	$174	$589	$522
Interest cost	670	638	2,010	1,914
Expected return on plan assets	(753)	(734)	(2,259)	(2,202)
Amortization of prior service cost	52	53	156	159
Amortization of net loss	311	157	932	471

Net periodic benefit cost	$476	$288	$1,428	$864

        In April 2004, the Pension Funding Equity Act of 2004 (“the Pension Funding Act”) was signed into law providing a temporary solution to several issues that arose from the discontinuance of new-issue, 30-year Treasury Bonds several years ago. Under the Pension Funding Act, companies will use high-quality corporate bond rates for key liability measures in place of the extrapolated long-term treasury rates used prior to the Pension Funding Act. This will reduce required pension contributions during 2004 and 2005. As of September 25, 2004, $5.3 million of contributions have been made during 2004. The Company is required to make $5.4 million of contributions for all of 2004.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Service cost	$73	$57	$219	$170
Interest cost	73	64	219	192
Amortization of prior service cost	23	21	69	63
Amortization of net loss	13	5	38	15

Net periodic benefit cost	$182	$147	$545	$440

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Service cost	$15	$13	$46	$40
Interest cost	22	23	65	69
Amortization of transition obligation	6	6	18	18
Amortization of net loss	5	5	15	15

Net periodic benefit cost	$48	$47	$144	$142

Note 8 – Accounting Pronouncements

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

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. As of September 25, 2004, the Company did not own an interest in any variable interest entities.

Note 9 – Net Income (Loss) Per Share and Comprehensive Income (Loss)

        Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted- average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options.

        A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	Three Months Ended
	September 25, 2004	September 27, 2003
Basic shares	6,198	5,310
Effect of options	217	--

Diluted shares	6,415	5,310

	Nine Months Ended
	September 25, 2004	September 27, 2003
Basic shares	5,670	5,343
Effect of options	180	22

Diluted shares	5,850	5,365

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	September 25, 2004	September 27, 2003
Net income (loss)	$3,640	$(903)
Foreign currency translation
adjustments	65	(12)
Unrealized losses on derivatives	(80)	--

Other comprehensive loss	(15)	(12)

Comprehensive income (loss)	$3,625	$(915)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Net income	$10,460	$1,846
Foreign currency translation
adjustments	(149)	406
Unrealized losses on derivatives	(80)	--

Other comprehensive (loss) income	(229)	406

Comprehensive income	$10,231	$2,252

Note 10 – Business Segments

        The Company operates in two business segments: Construction equipment and Agricultural equipment. The long-term financial performance of the Company’s reportable segments is affected by separate economic conditions and cycles. The segments are managed separately based on the fundamental differences in their operations. Following is selected segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales:
Construction	$58,784	$38,766	$174,771	$118,687
Agricultural	28,686	21,699	92,885	68,860

Consolidated	$87,470	$60,465	$267,656	$187,547

Income (loss) from operations:
Construction	$5,392	$2,235	$14,826	$6,790
Agricultural	(131)	(3,171)	1,798	(3,130)

Consolidated	$5,261	$(936)	$16,624	$3,660

        The loss from operations for the three- and nine-month periods ended September 27, 2003 includes a $3.6 million asset impairment charge. Of the $3.6 million charge, $1.2 million and $2.4 million relates to the construction equipment and agricultural equipment segments, respectively (See note 4).

Note 11 – Stock Repurchases

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares under this authorization were repurchased during the three- and nine-month periods ended September 25, 2004 nor the three-month period ended September 27, 2003. During the nine-month period ended September 27, 2003, the Company repurchased 73,700 shares in the open market under this authorization at an aggregate cost of $0.7 million. As of September 25, 2004, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Note 12 – Shareholders’ Equity

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou, the world’s largest manufacturer of telescopic handlers, the Company issued 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        Beginning in 2005, the Company and Manitou will distribute select models of each others’ telescopic handler product lines in the United States through their respective dealer networks. Pursuant to a license agreement with Manitou, the Company will also begin to manufacture two series of Manitou compact telescopic handlers at the Company’s Yankton, South Dakota facility.

Note 13 – Financial Instruments

        The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates. The use of derivatives is restricted to those intended for hedging purposes.

        In September 2004, the Company entered into two interest rate swap agreements (“swaps”). The swaps, which expire in five years, were entered into to hedge a portion of the gains / losses on the sale of retail finance contracts. Under the swaps, the Company receives interest on a variable U.S. 30-day LIBOR rate and pays on a fixed U.S. dollar rate of 3.73% and 3.41%, respectively.

        The Company’s derivative instruments are recorded at fair value in the Condensed Consolidated Balance Sheet. At September 25, 2004, the notional amount of the swaps totaled $32 million and the fair value was recorded as a liability of $80,000. There were no outstanding swaps at September 27, 2003. The Company’s interest rate swaps are hedges protecting against underlying changes in interest rates and their impact on the gains / losses incurred upon the sale of retail finance contracts. Accordingly, the implied gains / losses associated with the fair values of interest rate swaps would be offset by gains / losses on the sale of the underlying retail finance contracts.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended September 25, 2004 Compared to Three Months Ended September 27, 2003

Net Sales

        Net sales in the three months ended September 25, 2004 (“2004 third quarter”) were $87.5 million compared to $60.5 million in the three months ended September 27, 2003 (“2003 third quarter”), an increase of $27.0 million, or 45%.

        Construction equipment segment net sales were $58.8 million in the 2004 third quarter compared to $38.8 million in the 2003 third quarter, an increase of $20.0 million, or 52%. Shipments of Gehl and Mustang branded skid loaders in the 2004 third quarter increased over 45% from the 2003 third quarter. Telescopic handler shipments in the 2004 third quarter more than doubled from the 2003 third quarter as demand from larger rental customers continued in the 2004 third quarter. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in 2004 third quarter shipments which were up nearly 70% from the 2003 third quarter. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2004 third quarter.

        Agricultural equipment segment net sales were $28.7 million in the 2004 third quarter, compared to $21.7 million in the 2003 third quarter, an increase of $7.0 million, or 32%. Milk prices paid to dairy farmers in the 2004 third quarter were improved over the 2003 third quarter. Skid loader shipments to agricultural dealers during the 2004 third quarter were up nearly 60% as demand for the new models of Gehl brand skid loaders introduced in January 2004 remained strong during the 2004 third quarter. Demand for compact track loaders continued to grow and resulted in 2004 third quarter shipments to agricultural dealers which more than doubled from the 2003 third quarter. Shipments of agricultural implements in the 2004 third quarter decreased slightly from the 2003 third quarter.

        Of the Company’s total net sales reported for the 2004 third quarter, $13.7 million were made outside of the United States compared with $12.0 million in the 2003 third quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $17.9 million in the 2004 third quarter compared to $13.1 million for the 2003 third quarter, an increase of $4.8 million, or 37%. Gross profit as a percent of net sales (gross margin) was 20.5% for the 2004 third quarter compared to 21.7% for the 2003 third quarter.

        Gross margin for the construction equipment segment was 22.9% for the 2004 third quarter compared with 24.8% for the 2003 third quarter. Gross margin for the agricultural equipment segment was 15.6% for the 2004 third quarter compared to 16.1% for the 2003 third quarter. The 2004 third quarter gross margin for both segments was negatively impacted by higher steel and component part costs and costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen. These cost increases have been partially offset by selective selling price increases in the first and third quarters. Gross margin will likely continue to be adversely impacted by high steel and component part costs.

        The decline in the agricultural equipment segment gross margin was partially offset by the mix of products shipped, as well as lower levels of discounts and sales incentives incurred in the 2004 third quarter compared to the 2003 third quarter. The construction equipment segment gross margin further reflects the unfavorable mix of both product shipments and customers shipped to during the 2004 third quarter compared to the 2003 third quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $12.7 million, or 14.5% of net sales, for the 2004 third quarter compared to $10.3 million, or 17.1% of net sales, for the 2003 third quarter. The increase in spending is primarily the result of items that vary with sales levels as well as increased costs associated with efforts to comply with the 2002 Sarbanes-Oxley Act. However, selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Asset Impairment

        In conjunction with a plant rationalization initiative adopted by the Company on September 26, 2001, the Company closed its Lebanon, Pennsylvania (“Lebanon”) and Owatonna, Minnesota (“Owatonna”) manufacturing facilities. These facilities and certain related assets were held for sale subsequent to the facility closings. During the 2003 third quarter, the Company recorded a $3.6 million asset impairment charge to adjust the carrying value of these facilities and related assets to their net realizable value. The Lebanon and Owatonna facilities were sold in the 2003 fourth quarter and 2004 third quarter, respectively. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively.

Income (Loss) from Operations

        Income from operations for the 2004 third quarter was $5.3 million, or 6.0% of net sales, compared to a loss from operations of ($0.9) million, or (1.5%) of net sales, for the 2003 third quarter, an increase of $6.2 million. The 2003 loss from operations includes the $3.6 million impairment charge discussed in “Asset Impairment” above.

Interest Expense

        Interest expense was $0.6 million for the 2004 third quarter compared to $0.9 million for the 2003 third quarter, a decrease of $0.3 million, or 30%. The decrease in the Company’s average outstanding debt balance and lower average borrowing costs contributed to a decrease in the 2004 third quarter interest expense. See “Financial Condition” at page 17 for discussion of changes in outstanding debt.

Net Other Income

        The Company recorded net other income of $0.3 million and $0.1 million in the 2004 third quarter and 2003 third quarter, respectively. The increase in net other income was primarily due to an increase in foreign exchange transaction income in the 2004 third quarter compared to the 2003 third quarter.

Net Income (Loss)

        Net income was $3.6 million in the 2004 third quarter, or 4.2% of net sales, compared to a net loss of ($0.9) million in the 2003 third quarter, or (1.5%) of net sales, an increase of $4.5 million. The 2003 loss from operations includes the $2.4 million after-tax impairment charge discussed in “Asset Impairment” above.

Nine Months Ended September 25, 2004 Compared to Nine Months Ended September 27, 2003

Net Sales

        Net sales for the nine months ended September 25, 2004 (“2004 nine months”) were $267.7 million compared to $187.5 million for the nine months ended September 27, 2003 (“2003 nine months”), an increase of $80.1 million, or 43%.

        Construction equipment segment net sales were $174.8 million for the 2004 nine months compared to $118.7 million for the 2003 nine months, an increase of $56.1 million, or 47%. Shipments of skid loaders in the 2004 nine months were up over 35% from the 2003 nine months due to demand for new Gehl skid loaders models introduced in January 2004, as well as increased demand for Mustang brand skid loaders. Telescopic handler shipments nearly doubled during the 2004 nine months compared to the 2003 nine months as demand from larger rental customers was strong. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in shipments increasing over 85% during the 2004 nine months compared to the 2003 nine months. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2004 nine months.

        Agricultural equipment segment net sales were $92.9 million for the 2004 nine months, compared to $68.9 million for the 2003 nine months, an increase of $24.0 million, or 35%. Milk prices paid to dairy farmers in the 2004 nine months were improved over the 2003 nine months. Skid loader shipments during the 2004 nine months increased over 45% from the 2003 nine months. Demand for compact track loaders was also strong as 2004 nine month shipments more than doubled from the 2003 nine months. In addition, shipments of agricultural implements in the 2004 nine months increased nearly 10% from the 2003 nine months.

        Of the Company’s total net sales reported for the 2004 nine months, $43.3 million were made outside of the United States compared with $36.7 million for the 2003 nine months. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $54.3 million for the 2004 nine months compared to $39.8 million for the 2003 nine months, an increase of $14.5 million, or 36%. Gross profit as a percent of net sales (gross margin) was 20.3% for the 2004 nine months compared to 21.2% for the 2003 nine months.

        Gross margin for the construction equipment segment was 22.2% for the 2004 nine months compared with 23.6% for the 2003 nine months. Gross margin for the agricultural equipment segment was 16.7% for the 2004 nine months compared to 17.2% for the 2003 nine months. The 2004 nine month gross margin for both segments was negatively impacted by higher steel and component part costs, costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen and manufacturing inefficiencies associated with the start-up of production of the new Gehl skid loader models in early 2004. These cost increases have been partially offset by selective selling price increases in the first and third quarters. Gross margin will likely continue to be adversely impacted by high steel and component part costs.

        The decline in the agricultural equipment segment gross margin was partially offset by the mix of products shipped, as well as lower levels of discounts and sales incentives incurred in the 2004 nine months compared to the 2003 nine months. The construction equipment segment gross margin further reflects the unfavorable mix of both product shipments and customers shipped to during the 2004 nine months compared to the 2003 nine months.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $37.7 million, or 14.1% of net sales, for the 2004 nine months compared to $32.2 million, or 17.2% of net sales, for the 2003 nine months. The increase in selling, general and administrative expenses is primarily the result of items that vary with sales levels. However, selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for the 2004 nine months was $16.6 million, or 6.2% of net sales, compared to $3.7 million, or 2.0% of net sales, for the 2003 nine months, an increase of $13.0 million. The 2003 income from operations includes the $3.6 million impairment charge discussed in “Asset Impairment” above.

Interest Expense

        Interest expense was $1.9 million for the 2004 nine months compared to $2.8 million for the 2003 nine months, a decrease of $0.9 million, or 33%. The decrease in the Company’s average outstanding debt balance and lower average borrowing costs contributed to a decrease in the 2004 nine month interest expense. See “Financial Condition” at page 17 for discussion of changes in outstanding debt.

Net Other Income (Expense)

        The Company incurred net other expense of $0.6 million for the 2004 nine months compared to net other income of $0.5 million for the 2003 nine months. The Company’s costs of selling retail finance contracts during the 2004 nine months increased $0.4 million from the 2003 nine months due to an increasing interest rate environment. In addition, the Company incurred foreign exchange transaction expense in the 2004 nine months of $0.2 million compared to foreign exchange transaction income in the 2003 nine months of $0.3 million.

Net Income

        Net income was $10.5 million for the 2004 nine months compared with $1.8 million for the 2003 nine months, an increase of $8.6 million. The 2003 net income includes the $2.4 million after-tax impairment charge discussed in “Asset Impairment” above.

Financial Condition

        The Company’s working capital was $153.7 million at September 25, 2004, as compared to $83.3 million at December 31, 2003, and $104.7 million at September 27, 2003. The increase since September 27, 2003 was primarily due to increases in accounts receivable ($23.2 million) and finance contracts receivable ($35.4 million) offset, in part, by an increase in accounts payable ($13.2 million). The increase in accounts receivable was due to strong shipments in the 2004 nine months, which were primarily driven by the shipments of the new Gehl brand skid loaders and strong demand for telescopic handlers and compact track loaders. Finance contracts receivable increased as the Company retained contracts for a 2004 fourth quarter sale (see additional discussion below). The increase in accounts payable was due to increased production resulting from strong shipments as well as the timing of payments resulting from a change in the mix of vendors.

        The increase in working capital from December 31, 2003 was primarily due to increases in accounts receivable ($43.6 million) and finance contracts receivable ($38.8 million) offset, in part, by increases in accounts payable ($10.2 million). The increase in accounts receivable was due to strong shipments in the 2004 nine months, which were primarily driven by the shipments of the new Gehl brand skid loaders and strong demand for telescopic handlers and compact track loaders as well as normal seasonal sales patterns. Finance contracts receivable increased as the Company has been retaining contracts for a 2004 fourth quarter sale (see additional discussion below). The increase in accounts payable was due to increased production resulting from strong shipments, normal seasonal production increases as well as the timing of payments resulting from a change in the mix of vendors.

        Capital expenditures for property, plant and equipment during the 2004 nine months were approximately $2.2 million. During 2004, the Company anticipates making an aggregate of up to $4.0 million in capital expenditures. The Company believes that its present manufacturing facilities will be sufficient to provide adequate capacity for its operations in 2004. During October 2004, the Company’s Board of Directors approved a project to increase manufacturing capacity in 2005. The Company anticipates making capital expenditures of approximately $5.3 million related to the capacity expansion project during 2005.

        The Company maintains a $75 million line of credit facility (“Facility”) which expires December 31, 2007. The amount available under the Facility increases from $75 million to $90 million from the period March 1 to July 15 each year through December 31, 2007. On September 21, 2004, the Facility was amended to extend the 2004 period of $90 million of availability through December 31, 2004. The Company had available unused borrowing capacity of $28.6 million, $46.8 million and $23.1 million under the Facility at September 25, 2004, December 31, 2003, and September 27, 2003, respectively. At September 25, 2004, December 31, 2003, and September 27, 2003, the Company’s outstanding borrowings under the Facility were $59.9 million, $26.3 million and $50.4 million, respectively. As of September 25, 2004, the weighted-average interest rate paid by the Company on outstanding borrowings under its Facility was 4.5%.

        The changes in total borrowings from September 27, 2003 and December 31, 2003 to September 25, 2004 were primarily due to increases in working capital requirements as discussed above, offset by $19.8 million in proceeds received from the sale of 961,768 shares of the Company’s common stock in conjunction with the establishment of the strategic alliance with Manitou announced on July 22, 2004 (See note 12 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q). In addition, $8.4 million of Industrial Development Bonds associated with the Company’s Lebanon, Pennsylvania were defeased in conjunction with the December 2003 sale of the facility (see “Asset Impairment” on page 14 for additional discussion) further reducing outstanding borrowings from September 27, 2003 to September 25, 2004.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2004 will continue to be funded by operations and borrowings under the Facility.

        The sale of finance contracts is an important component of the Company’s overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At September 25, 2004, the Company serviced $230.8 million of such contracts, of which $186.2 million were owned by other parties. The Company is in the process of finalizing an agreement with a financial institution pursuant to which the Company would sell substantially all of its finance contracts under an asset securitization program to this financial institution beginning in the 2004 fourth quarter. The Company has been retaining contracts for the initial 2004 fourth quarter sale. If this agreement is not finalized during the 2004 fourth quarter, the Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

        At September 25, 2004, shareholders’ equity had increased $32.7 million to $130.5 million from $97.8 million at September 27, 2003. This increase was due to the net income earned from September 27, 2003 to September 25, 2004, $19.8 million in proceeds from the sale of 961,768 shares of common stock, exercise of stock options and currency translation adjustments, offset by the minimum pension liability adjustment recorded in 2003.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the three- and nine-month periods ended September 25, 2004 nor the three-month period ended September 27, 2003. During the nine-month period ended September 27, 2003, the Company repurchased 73,700 shares in the open market under this authorization at an aggregate cost of $0.7 million. As of September 25, 2004, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        Other than extension of the expiration date of the Company’s Facility to December 31, 2007 resulting from a March 23, 2004 amendment to the Facility, there have been no material changes to the annual maturities of debt obligations nor to the future minimum non-cancelable operating lease payments as disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which, among others, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46, as revised, were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. As of September 25, 2004, the Company did not own an interest in any variable interest entities.

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

Outlook

Sales are expected to remain strong for the balance of 2004 and the Company’s order backlog remains robust, indicating that the Company’s markets continue to show signs of strength. Based on actual year-to-date results, along with the current market outlook, the Company expects its net sales for the full year 2004 to be in the range of 44% to 46% over 2003 levels. Provided the Company’s sales levels meet projected forecasts, the Company expects to earn in the range of $2.05 to $2.15 per diluted share in 2004.

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including the statements in the section entitled “Full Year Outlook,” are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, any interruption in the continued general economic recovery, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, unanticipated issues associated with the Company’s plan to enter into a securitization agreement relating to its finance contracts, changes in environmental laws, the impact of any acquisition effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2004 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 25, 2004. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2004. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 25, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A., the world’s largest manufacturer of telescopic handlers, the Company issued, pursuant to Section 4(2) under the Securities Act of 1933, as amended, 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three- and nine-month periods ended September 25, 2004. As of September 25, 2004, the Company had authority to repurchase 348,100 shares under the plan.

Item 5. Other Information

        On July 27, 2004, Kurt Helletzgruber retired as a Director of the Company. Mr. Helletzgruber had served as a Director since 2002. On July 30, 2004, Johann Neunteufel was elected a Director of the Company, succeeding Mr. Helletzgruber. Mr. Neunteufel’s current term as a director expires at the 2005 annual meeting of shareholders.

Item 6. Exhibits

Exhibit No.	Document Description

4.1	Fifteenth Amendment to the Amended and Restated Loan and Security Agreement by and between GE Commercial Distribution Finance Corporate and GE Commercial Distribution Finance of Canada Inc. and Gehl Company and its subsidiaries, dated as of September 21, 2004.

10.1	Employment Agreement by and between Gehl Company and William D. Gehl, dated as of June 14, 2004 (executed as of July 30, 2004).

10.2	Change in Control and Severance Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004.

10.3	Supplemental Retirement Benefit Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004.

10.4	Form of Restricted Stock Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: November 8, 2004	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: November 8, 2004	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description

4.1	Fifteenth Amendment to the Amended and Restated Loan and Security Agreement by and between GE Commercial Distribution Finance Corporate and GE Commercial Distribution Finance of Canada Inc. and Gehl Company and its subsidiaries, dated as of September 21, 2004.

10.1	Employment Agreement by and between Gehl Company and William D. Gehl, dated as of June 14, 2004 (executed as of July 30, 2004).

10.2	Change in Control and Severance Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004.

10.3	Supplemental Retirement Benefit Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004.

10.4	Form of Restricted Stock Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.