Form 10-K
period 2004-12-31
GEHL CO
filed 2005-03-07
CIK 856386

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from __ to __

Commission file number 0-18110

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes     X     No

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: $92,578,300 at June 26, 2004.

        Number of shares outstanding of each of the registrant’s classes of common stock, as of February 11, 2005:

Class	Shares Outstanding
Common Stock, $.10 Par Value	6,639,047

DOCUMENTS INCORPORATED BY REFERENCE

Gehl Company Proxy Statement for the 2005 Annual Meeting of Shareholders
(to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year end and, upon such
filing, to be incorporated by reference into Part III)

GEHL COMPANY

_________________

INDEX TO
ANNUAL REPORT ON FORM 10-K

For The Year Ended December 31, 2004

PART I

Item 1. Business

Overview

        Gehl Company (the “Company” or “Gehl”) designs, manufactures, distributes and finances equipment used in the light construction and the agricultural industries. Construction equipment is comprised of skid loaders, telescopic handlers, asphalt pavers, compact excavators, compact track loaders, all-wheel-steer loaders, compact loaders and attachments and is primarily sold to contractors, sub-contractors, owner operators, rental stores and municipalities. The Company generally markets its construction equipment under the Gehl® and Mustang® brand names. Agriculture equipment is sold to customers in the dairy and livestock industries, and includes a broad range of products including haymaking, forage harvesting, materials handling (skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, compact loaders and attachments), manure handling and feedmaking equipment. In addition, the Company launched a new attachment business, Compact Equipment Attachments, Inc., in July 2001. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

        On July 22, 2004, the Company entered into a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers. Beginning in 2005, the Company and Manitou will distribute select models of each others’ telescopic handler product lines in the United States through their respective dealer networks. Pursuant to a license agreement with Manitou, the Company will also begin to manufacture two series of Manitou compact telescopic handlers at the Company’s Yankton, South Dakota facility. In conjunction with the establishment of the strategic alliance with Manitou, the Company issued 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        The Company intends that certain matters discussed in the Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this Annual Report on Form 10-K. Factors that could cause such a variance include, but are not limited to, any interruption in the continued general economic recovery, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this Annual Report on Form 10-K, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2005 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Business Segments

        The Company operates in two business segments, construction equipment and agricultural equipment. The following table shows certain information relating to the Company’s segments:

	(dollars in thousands) Years ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Net sales:
Construction Equipment	$242,440	67.0%	$155,516	63.6%	$135,080	58.1%
Agricultural Equipment	119,158	33.0	88,884	36.4	97,485	41.9

Total	$361,598	100.0%	$244,400	100.0%	$232,565	100.0%

Income (loss) from
operations:
Construction Equipment	$19,171	92.6%	$7,899	161.7%	$4,306	83.5%
Agricultural Equipment	1,537	7.4	(3,013)	(61.7)	851	16.5

Total	$20,708	100.0%	$4,886	100.0%	$5,157	100.0%

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

        During the quarter ended September 27, 2003, the Company recorded a $3.6 million asset impairment charge to adjust the carrying value of the Lebanon and Owatonna facilities and assets to their fair value less cost to sell. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The Lebanon and Owatonna facilities were sold in the 2003 fourth quarter and 2004 third quarter, respectively. In addition to the impairment charge, the Company expensed $0.5 million of other charges related to the plant rationalization initiatives during 2003. Of the $0.5 million expense recorded in 2003, $0.3 million and $0.2 million related to the construction and agricultural segments, respectively.

        The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agricultural equipment segments, see Note 16 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Form 10-K.

Construction Equipment

Products

        Construction equipment is marketed in the following seven product areas:

•	Skid Loaders – The Company’s skid loader line consists of a broad range of products offered through the Gehl and Mustang brands. The skid loader line features a choice of hand-operated T-bar or joystick controls, hand only or hand and foot controls. The skid loader, with its fixed-wheel four-wheel drive, is used principally for material handling duties. The skid loader may also be used with a variety of attachments, including dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snow blowers, industrial grapples, tree diggers, concrete breakers, augers and many more.

•	Telescopic Handlers — The Company’s telescopic handler line consists of a broad range of products offered through the Gehl and Mustang brands. These telescopic handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers, building contractors and farmers.

•	Asphalt Pavers — Two models of Power Box® pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging trail, parking lot, driveway, trailer court and tennis court preparation.

•	Compact Excavators – The Company’s compact excavator line consists of a broad range of products offered through the Gehl and Mustang brands. The units range in size from 1.5 metric tons to 11.5 metric tons. All units come standard with auxiliary hydraulics. An industry exclusive frame leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

•	Compact mini-loaders – Gehl offers an articulated unit, powered by a 20 horsepower engine. It is one of the few compact-loaders offered in the industry where the operator is seated on the unit. Offered with a wide variety of attachments, the principal applications for this product are landscaping, nursery and material handling.

•	All-wheel-steer Loaders – The Company offers multiple all-wheel-steer loaders through the Gehl and Mustang brands with either conventional or telescopic booms. The units range from 39 horsepower to 75 horsepower and are used in general construction, and by building contractors and material producers.

•	Compact Track Loaders – The Company offers multiple compact track loaders through the Gehl and Mustang brands. With a dedicated rubber track, these machines are especially useful in soft or muddy conditions. They offer low ground pressure and high floatation and are used in landscaping, nursery and general construction applications.

Marketing and Distribution

        The Company maintains a separate distribution system for construction equipment. The Company markets its construction equipment in North America through approximately 310 independent dealers (with 1,145 outlets) and worldwide through approximately 100 distributors. The Company has no Company-owned dealers, and its dealers may sell equipment produced by other construction equipment manufacturers. The top ten dealers and distributors of construction equipment accounted for approximately 23% of the Company’s sales for the year ended December 31, 2004; however, no single dealer or distributor accounted for more than 7% of the Company’s sales for that period. Sales of the construction equipment skid loader product line accounted for approximately 26%, 25% and 30% of the Company’s net sales in 2004, 2003 and 2002, respectively. Sales of the construction equipment telescopic handler product line accounted for approximately 17%, 14% and 13% of the Company’s net sales in 2004, 2003 and 2002, respectively.

        The Company believes that maintenance and expansion of its dealer network is important to its success in the light construction equipment market. The Company also believes that it needs to continue to further develop sales relationships with select rental companies to meet the demands of the changing marketplace. Various forms of support are provided for its construction equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The construction equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, and regional field service representatives who assist in training and providing routine dealer service support functions, including warranty and service assistance. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

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

Agricultural Equipment

Products

        Agricultural equipment is marketed in five product areas.

•	Haymaking — Gehl’s haymaking line includes a broad range of products used to harvest and process hay crops for livestock feed. The Company offers disc mowers, a wide range of pull-type disc mower conditioners, hay rakes, windrow mergers and variable-chamber round balers.

•	Forage Harvesting — The Company believes that it currently manufactures and distributes one of the industry’s most complete lines of forage harvesting equipment, including forage harvesters, forage wagons and blowers.

•	Material Handling – This line consists of a broad range of Gehl skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders and the compact-loader. The skid loader, telescopic handler, compact excavator, compact track loader, all-wheel-steer loader and compact mini-loader product lines are marketed by dealers who sell agricultural equipment and by dealers who sell construction equipment.

•	Manure Handling — Gehl offers a broad range of manure spreaders, including the Scavenger® “V-Tank” side-discharge manure spreader which incorporates a hydraulically controlled auger allowing the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets several models of rear-discharge box spreaders.

•	Feedmaking — The Company offers the Gehl Mix-All® line of grinder mixers and a feeder wagon for both mixing feed rations and delivery to livestock feeders.

Marketing and Distribution

        In North America, Gehl’s agricultural equipment is sold through approximately 355 geographically dispersed dealers (with 415 outlets). Fifty of these dealers are located in Canada. Agricultural equipment is also marketed through approximately 15 distributors in Europe, the Middle East, the Pacific Rim and Latin America. The Company has no Company-owned dealers and its dealers may sell equipment produced by other agricultural equipment manufacturers.

        It has been and remains the Company’s objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific agriculture dealer or group of dealers. The top ten dealers and distributors in agricultural equipment accounted for approximately 16% of the Company’s sales for the year ended December 31, 2004 and no one dealer or distributor accounted for over 2% of the Company’s sales during that period. Sales of the agriculture equipment skid loader product line accounted for approximately 13%, 13% and 16% of the Company’s net sales in 2004, 2003 and 2002, respectively.

        The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada.

        The agricultural equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, and regional field service representatives who assist in training and providing routine dealer service support functions, including warranty and service assistance. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

Industry and Competition

        The agricultural equipment industry has seen significant consolidation and retrenchment since 1980. This has served to reduce the total number of competitors, to strengthen certain major competitors, and to reduce the strength of certain other companies in the industry. The Company competes within the agricultural equipment industry based primarily on products sold, price, quality, service and distribution.

        The agricultural equipment markets in North America are highly competitive and require substantial capital outlays. The Company has several major competitors as well as numerous other limited line manufacturers and importers. The largest manufacturers in the agricultural equipment industry, the Company’s major competitors, generally produce tractors and combines as well as a full line of tillage and planting equipment. Such manufacturers also market, to varying degrees, haymaking, forage harvesting, materials handling, manure handling and/or feedmaking equipment, the areas in which the Company’s agricultural products are concentrated. The Company believes that no single competitor competes with the Company in each of its product lines and the Company is the only non-tractor manufacturer in the industry that offers equipment in each of these product lines. Smaller manufacturers which compete with the Company produce only a limited line of specialty items and often compete only in regional markets.

        The majority of the Company’s agricultural dealers also carry the tractor and combine product lines of a major manufacturer. In addition to selling the tractors and combines of a major manufacturer, many of these dealers carry the major manufacturer’s entire line of products, some of which directly compete with the products offered by Gehl. Dealers of Gehl’s agricultural equipment also market equipment manufactured by limited line manufacturers which compete with specific product lines offered by the Company.

        The primary markets for Gehl’s agricultural equipment outside of North America are in Europe and the Pacific Rim. In these markets, the Company competes with both agricultural equipment manufacturers from the United States, some of which have manufacturing facilities in foreign countries, and foreign manufacturers. The Company does not believe, however, that it is presently a significant competitor in any of these foreign markets.

Backlog

        The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2004 was $65.3 million versus $38.9 million at December 31, 2003. Virtually all orders in the backlog at December 31, 2004 are expected to be shipped in 2005.

Floor Plan and Retail Financing

Floor Plan Financing

        The Company, as is typical in its industries, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company’s floor plan financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as accounts receivable.

        The Company provides interest-free floor plan financing to its dealers, for construction equipment for varying periods of time generally up to six months and for agriculture equipment generally up to nine months. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at approximately 3% above the prime rate or, on occasion, provides an interest-free extension of up to three months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 81% of Gehl’s dealer accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

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

Employees

        As of December 31, 2004, the Company had 908 employees, of which 559 were hourly employees and 349 were salaried employees. At the production facilities in West Bend, Wisconsin, one of three Gehl production facilities, 136 hourly employees are covered by a collective bargaining agreement with P.A.C.E. (formerly the United Paperworkers International Union) which expires December 15, 2006. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company’s facilities during the past thirty years.

Manufacturing

        During 2002, the Company expanded its Madison, South Dakota skid loader manufacturing facility in order to accommodate the transfer of Mustang skid loader production previously manufactured in Owatonna, Minnesota. The Company is in the process of expanding its telescopic handler manufacturing facility in Yankton, South Dakota and anticipates completing the expansion during the third quarter of 2005. The Company believes its present manufacturing facilities, with the planned capacity expansion, will be sufficient to provide adequate capacity for its operations for the foreseeable future.

        Component parts needed in the manufacture of the Company’s equipment are primarily produced by the Company. The Company obtains raw materials (principally steel), component parts that it does not manufacture (mostly engines, hydraulics and axles) and supplies from third party suppliers. Substantially all such materials and components used are available from a number of sources. The Company is not dependent on any single supplier as all suppliers could be replaced. Certain product specifications may require modification, depending on the component, if the supplier needed to be replaced. The Company has been able to obtain the necessary purchased materials.

        In addition to the equipment it manufactures, the Company distributes equipment acquired from third party suppliers. Equipment acquired from these suppliers, which is primarily comprised of compact track loaders, compact mini-loaders, compact excavators, all-wheel-steer loaders, manure spreaders, hay rakes, forage wagons and disc mowers, accounted for approximately 19% of the Company’s net sales in 2004. Beginning in 2005, the Company will distribute select models of Manitou’s telescopic handler product line in the United States through the Company’s dealer network (see “Overview” for additional discussion).

Research and Development

        The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company’s research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.5 million, $2.6 million and $3.2 million on research and development for the years ended December 31, 2004, 2003 and 2002, respectively.

Patents and Trademarks

        The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents, trademarks and service marks important in the operation of its business, including the Gehl® name, the Gehl Finance® name, the Mustang® name, the Dynalift® name, the EDGE® name and the group of patents relating to the Scavenger® manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Available Information

        The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Corporate Governance section of the Company’s Internet website at www.gehl.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov , at the SEC s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549, or by calling the SEC s Public Reference Room at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request.

Item 2. Properties

        The following table sets forth certain information as of December 31, 2004, relating to the Company’s principal manufacturing facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures,” included in Part II, Item 7 of this Form 10-K.

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
			equipment

        The Company also has a one and one-half year renewable service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers of the Registrant.

        Set forth below is certain information concerning the executive officers of the Company as of February 1, 2005:

Name, Age and Position	Business Experience
William D. Gehl, 58,	Mr. Gehl has served as Chairman of the Board of
Chairman of the Board of Directors	Directors of the Company since April, 1996 and as Chief
and Chief Executive Officer	Executive Officer of the Company since November, 1992.
Mr. Gehl served as President of the Company from
November, 1992 to April, 2003 and has served as a
director of the Company since 1987.
Malcolm F. Moore, 54,	Mr. Moore joined the Company as Executive Vice
President and Chief Operating Officer	President and Chief Operating Officer in August, 1999.
Mr. Moore was elected President and Chief Operating
Officer in April, 2003.
Thomas M. Rettler, 44,	Mr. Rettler joined the Company as Vice President and
Vice President and	Chief Financial Officer in August, 2004. Prior to
Chief Financial Officer	joining the Company, Mr. Rettler served as Vice
President, Finance and Chief Financial Officer for
WICOR Industries, Inc. (WICOR), a manufacturing
subsidiary of Wisconsin Energy Corporation, from 2003
to July 2004. Mr. Rettler was Vice President, Finance
for Sta-Rite Industries Inc., a subsidiary of WICOR,
from 1999 to 2003.
Daniel M. Keyes, 36,	Mr. Keyes joined the Company as Vice President Sales
Vice President Sales and Marketing	and Marketing in December 2000. From 1996 until
joining the Company, Mr. Keyes held a variety of senior
marketing management positions, most recently,
Director, Strategic Accounts, with CNH Global NV (a
manufacturer of agricultural and construction
equipment).
Michael J. Mulcahy, 58,	Mr. Mulcahy has served as General Counsel of the
Vice President, Secretary	Company since 1974 and became Secretary in 1977 and a
and General Counsel	Vice President in 1986.
Kenneth H. Feucht, 56	Mr. Feucht has served as Vice President of Human
Vice President of Human Resources	Resources since May, 2002. Mr. Feucht was Director of
Human Resources from 1999 to 2002 and Manager of Human
Resources from 1993 to 1999.

        All officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders. The Company has an employment agreement with William D. Gehl, pursuant to which he is to serve as Chief Executive Officer of the Company through the expiration of the agreement on June 14, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers, the Company issued, pursuant to Section 4(2) under the Securities Act of 1933, as amended, 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during 2004. As of December 31, 2004, the Company had authority to repurchase 348,100 shares under the plan.

        Pursuant to the terms of the Gehl Company Director Stock Grant Plan, each of the non-employee directors of the Company (i.e., Messrs. N.C. Babson, T. J. Boldt, J. T. Byrnes, F. J. Fotsch, J. Neunteufel, J. W. Splude and H. Viets) received on December 31, 2004 a grant of shares of Company common stock as part of their annual retainer fee. An aggregate of 1,398 shares of Company common stock were granted under the Director Stock Grant Plan. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

        The Company did not declare or pay any dividends in 2004 or 2003. A summary of the high and low prices of Gehl’s common stock by quarter follows.

Price Range
	2004	2003
First Quarter	$14.00 - 16.66	$8.61 - 12.22
Second Quarter	16.15 - 20.20	7.51 - 11.00
Third Quarter	17.80 - 20.90	9.50 - 11.66
Fourth Quarter	18.15 - 26.10	10.72 - 16.34

Year	$14.00 - 26.10	$7.51 - 16.34

Item 6. Selected Financial Data

Five Year Financial Summary
Dollars in Thousands, Except Per Share Data	2004	2003	2002	2001	2000
Summary of Operations
Net sales	$361,598	$244,400	$232,565	$240,394	$250,037
Gross profit	71,688	51,421	48,845	53,325	59,944
Strategic review process costs	--	--	--	513	--
Asset impairment and other restructuring costs	--	4,080	955	4,300	--
Income from operations	20,708	4,886	5,157	8,943	21,985
Interest expense	2,838	3,648	4,052	4,299	4,741
Income before income taxes	19,985	3,354	1,605	3,546	14,856
Net income	13,387	2,630	1,043	2,305	9,656

Financial Position at December 31
Current assets	$252,007	$141,937	$154,618	$163,924	$142,997
Current liabilities	89,159	58,603	51,992	56,466	50,027
Working capital	162,848	83,334	102,626	107,458	92,970
Accounts receivable - net	123,514	92,474	97,627	90,714	69,546
Finance contracts receivable - net	76,524	4,528	7,035	12,658	26,516
Inventories	38,925	31,598	36,771	52,161	45,598
Property, plant and equipment - net	34,072	35,316	46,697	43,431	46,172
Total assets	308,200	194,068	219,594	231,455	217,349
Long-term debt	69,467	26,538	56,135	64,237	60,885
Total debt	89,843	26,724	57,914	64,398	61,072
Shareholders' equity	136,461	98,000	96,138	100,021	103,018

Common Share Summary
Diluted net income per share	$2.20	$.49	$.19	$.42	$1.72
Basic net income per share	2.27	.49	.19	.43	1.76
Dividends per share	--	--	--	--	--
Book value per share	20.61	18.37	17.89	18.66	19.33
Shares outstanding at year-end	6,621,215	5,333,439	5,373,650	5,359,721	5,330,500

Other Financial Statistics
Capital expenditures	$3,669	$3,034	$6,790	$4,135	$12,577
Depreciation	4,663	4,879	4,630	4,687	4,885
Current ratio	2.8 to 1	2.4 to 1	3.0 to 1	2.9 to 1	2.9 to 1
Percent total debt to total capitalization	39.7%	21.4%	37.6%	39.2%	37.2%
Net income as a percent of net sales	3.7%	1.1%	.4%	1.0%	3.9%
After-tax return on average shareholders' equity	11.4%	2.7%	1.1%	2.3%	9.6%
Employees at year-end	908	796	716	987	976
Common stock price range	14.00-26.10	7.51-16.34	8.21-16.45	10.01-18.81	8.875-20.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company’s net income in 2004 was $13.4 million, or $2.20 per diluted share, compared with $2.6 million, or $.49 per diluted share, in 2003. The 2003 net income included an after-tax asset impairment charge of $2.4 million, or $.44 per diluted share, and an after-tax charge of $0.3 million, or $.06 per diluted share, relating to plant rationalization initiatives. In addition, 2003 net income included a favorable tax adjustment of $0.4 million, or $.07 per diluted share, relating to the finalization of prior year tax returns during the 2003 fourth quarter.

        Net sales in 2004 of $361.6 million were 48% above the $244.4 million in 2003. Construction equipment segment net sales in 2004 of $242.4 million were 56% above 2003 levels, while agricultural equipment segment net sales in 2004 of $119.2 million were 34% above 2003 levels. The construction equipment segment comprised 67% of Company net sales in 2004 versus 64% in 2003. The agricultural equipment segment was 33% of Company net sales in 2004 versus 36% in 2003.

        Income from operations in 2004 was $20.7 million, with the construction equipment segment accounting for $19.2 million and the agricultural equipment segment accounting for $1.5 million. Interest expense in 2004 decreased $0.8 million, to $2.8 million. Net other expense consisting primarily of foreign currency transaction gains and the costs of selling finance contracts receivable, was $0.2 million in 2004, a $0.5 million decrease from 2003 net other income of $0.3 million.

        The Company’s total debt increased to $89.8 million at December 31, 2004 from $26.7 million at December 31, 2003. The increase was primarily due to an increase in finance contracts receivable as the Company was retaining contracts for a sale under an asset securitization program in the first quarter of 2005. In February, 2005, the Company received proceeds of $23.3 million from the initial sale of finance contracts under the securitization program. The proceeds from the sale were used to pay down debt. See “Liquidity and Capital Resources” below for discussion of finance contracts receivable.

Asset Impairment and Other Restructuring Costs

        On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company’s profitability by consolidating certain operations. These initiatives were completed during 2002 as the Company closed its manufacturing facility in Owatonna, Minnesota (“Owatonna”) and transferred production of Mustang skid loaders to the Company’s skid steer loader facility in Madison, South Dakota. In addition, the Company’s manufacturing facility in Lebanon, Pennsylvania (“Lebanon”) was closed and the production of certain products formerly manufactured at that facility was outsourced. The Company anticipated annual profitability improvements, starting in 2003, of approximately $3.5 million dollars primarily resulting from a reduction in headcount and reduced fixed manufacturing expenses ($3.2 million reduction in cost of goods sold and $0.3 million reduction in selling, general and administrative expenses). The Company did not recognize approximately $0.5 million of these savings during 2003 as certain fixed expenses related to the manufacturing facilities were incurred as a result of the delay in selling the Lebanon and Owatonna facilities (see further discussion below).

        During the third quarter ended September 27, 2003, the Company recorded a $3.6 million asset impairment charge to adjust the carrying value of the Lebanon and Owatonna facilities and assets to their fair value less cost to sell. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The Company sold the Lebanon facility in the 2003 fourth quarter and the Owatonna facility in the 2004 third quarter.

        During the year ended December 31, 2003, the Company expensed $0.5 million of other charges related to the plant rationalization initiatives. No such charges were expensed in the year ended December 31, 2004.

        Through December 31, 2004, the Company incurred total asset impairment, restructuring and other related charges of $9.4 million related to the plant rationalization initiatives. The Company does not anticipate incurring any additional costs related to the completed plant rationalization initiatives.

Sale of Common Stock

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers, the Company issued 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        Beginning in 2005, the Company and Manitou will distribute select models of each others’ telescopic handler product lines in the United States through their respective dealer networks. Pursuant to a license agreement with Manitou, the Company will also begin to manufacture two series of Manitou compact telescopic handlers at the Company’s Yankton, South Dakota facility.

Results of Operations

2004 vs. 2003

Net Sales

($ millions)	2004	2003	2002
Construction Equipment	$242.4	$155.5	$135.1
Agricultural Equipment	119.2	88.9	97.5

Total	$361.6	$244.4	$232.6
(% of total)
Construction Equipment	67.0%	63.6%	58.1%
Agricultural Equipment	33.0%	36.4%	41.9%

        Net sales for 2004 were $361.6 million compared to $244.4 million in 2003, an increase of 48%. Gehl construction equipment segment net sales were $242.4 million in 2004, a 56% increase from 2003 net sales of $155.5 million. The construction equipment segment, in general, was favorably impacted by the improved economic conditions during 2004, including an increase in housing starts of nearly 6%. Skid loader sales in 2004 were up 45% from 2003 due to demand for new Gehl skid loaders models introduced in January 2004, as well as increased demand for Mustang brand skid loaders. Telescopic handler sales more than doubled during 2004 compared to 2003 as demand from rental customers was strong. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in sales increasing over 85% during 2004 compared to 2003. The Company’s European subsidiary, Gehl Europe, increased sales 53% from 2003 and the Company’s, attachment subsidiary, CE Attachments, Inc., increased sales 31% from 2003.

        Gehl agricultural equipment segment net sales were $119.2 million in 2004, an increase of 34% from $88.9 million in 2003. The agricultural segment, in general, was favorably impacted by the improved economic conditions during 2004 as well as improved milk prices paid to dairy farmers in 2004 over 2003. Skid loader sales during 2004 increased nearly 39% from 2003. Demand for compact track loaders was also strong as 2004 sales more than doubled from 2003. In addition, sales of agricultural implements in 2004 increased over 10% from 2003.

        Of the Company’s total net sales reported for 2004, $57.0 million were made to customers residing outside of the United States compared with $50.5 million in 2003. The increase was due primarily to increased sales in Europe.

Gross Profit

Gross profit in 2004 was $71.7 million compared to $51.4 million in 2003. Gross profit as a percentage of net sales (“gross margin”) was 19.8% in 2004 compared to 21.0% in 2003. Gross margin for the construction equipment segment was 21.7% for 2004 compared with 23.3% for 2003. Gross margin for the agricultural equipment segment was 15.9% for 2004 compared to 17.1% for 2003. The 2004 gross margin for both segments was negatively impacted by higher steel and component part costs, costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen and manufacturing inefficiencies associated with the start-up of production of the new Gehl skid loader models in early 2004. These cost increases, which adversely impacted margins by approximately 3.9%, have been partially offset by selective selling price increases in the first, third and fourth quarters of 2004, as well lower levels of discounts and sales incentives, which improved margins by approximately 2.7%.

        Lower levels of discounts and sales incentives as well as the impact of 2004 price increases favorably impacted the agricultural equipment segment gross margin by approximately 6.1%. This favorable impact was more than offset by an approximate 4.7% reduction in gross margin due to the product cost issues noted above as well as an unfavorable mix of products shipped, which further reduced gross margins by approximately 2.6%.

        The 2004 price increases and a favorable mix of product shipments favorably impacted construction equipment segment gross margins by approximately 3.2%. This favorable impact was more than offset by an approximate 4.8% reduction in gross margin due to the product cost issues noted above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $51.0 million, or 14.1% of net sales, in 2004 compared to $42.5 million, or 17.4% of net sales, in 2003. The increase in spending is primarily the result of items that vary with sales levels as well as increased costs associated with efforts to comply with the 2002 Sarbanes-Oxley Act, which totaled approximately $0.6 million. However, selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income (Loss) from Operations

($ millions)	2004	2003	2002
Construction Equipment	$19.2	$7.9	$4.3
Agricultural Equipment	1.5	(3.0)	0.9

Total	$20.7	$4.9	$5.2

        Income from operations for 2004 was $20.7 million, or 5.7% of net sales, compared to a $4.9 million, or 2.0% of net sales, for the 2003, an increase of $15.8 million. The 2003 income from operations reflects the impact of the $3.6 million impairment charge discussed in “Asset Impairment and Other Restructuring Costs” above. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively.

Interest Expense

        Interest expense decreased $0.8 million, or 22%, to $2.8 million in 2004 compared to $3.6 million in 2003. The decrease in the Company’s average outstanding debt balance and lower average borrowing costs contributed to a decrease in the 2004 interest expense. See “Liquidity and Capital Resources” below for discussion of changes in outstanding debt.

Interest Income

        Interest income increased $0.5 million, or 30%, to $2.3 million in 2004 compared to $1.8 million in 2003. The increase in interest income is primarily due to the interest earned on the increased balance of finance contracts receivable as the Company was retaining contracts for a sale under an asset securitization program. See “Liquidity and Capital Resources” below for discussion of the change in finance contracts receivable.

Other income (expense), net

        The Company incurred net other expense of $0.2 million in 2004 compared to net other income of $0.3 million in 2003. The change was primarily due to the Company’s costs of selling retail finance contracts during 2004 increasing $0.4 million from 2003 due to an increasing interest rate environment.

Provision for Income Taxes

        The Company’s effective income tax rate was 33.0% in 2004 and 21.6% in 2003. The increase in the effective tax rate was primarily due to the favorable impact of a $0.4 million tax adjustment relating to the finalization of prior year tax returns during the fourth quarter of 2003.

Net Income

        Net income was $13.4 million for 2004 compared with $2.6 million for 2003, an increase of $10.8 million. Diluted earnings per share were $2.20 in 2004 compared to $.49 in 2003. Net income in 2003 includes the after-tax impairment charge of $2.4 million, or $.44 per diluted share, and an after-tax charge of $0.3 million, or $.06 per diluted share, relating to the Company’s plant rationalization initiatives. In addition, 2003 net income was favorably impacted by a $0.4 million, or $.07 per diluted share, tax adjustment related to finalization of prior year tax returns during the 2003 fourth quarter. No dividends were declared in either 2004 or 2003 on the Company’s common stock.

2003 vs. 2002

        Net sales for 2003 were $244.4 million compared to $232.6 million in 2002, an increase of 5%. Gehl construction equipment segment net sales were $155.5 million in 2003, a 15% increase from 2002 net sales of $135.1 million.

        The increase in construction equipment segment net sales was primarily due to strong demand throughout the year for compact track loaders, a new product line introduced in the second quarter of 2002, as shipments of this product increased nearly 150% from 2002, as well as increased demand for telescopic handlers and compact excavators in the second half of the year as 2003 shipments increased approximately 14% and 17%, respectively, from 2002 levels. In addition, the Company’s attachment business and European subsidiary, Gehl Europe, had increased 2003 shipments of 35% and 47%, respectively, from 2002. These favorable impacts on net sales were partially offset by an approximate 8% reduction in skid loader shipments, primarily due to weaker demand in the first half of 2003 as well as a managed reduction in shipments in the 2003 fourth quarter prior to the launch of the new 40 series skid loaders in the 2004 first quarter.

        Gehl agricultural equipment segment net sales were $88.9 million in 2003, down 9% from $97.5 million in 2002. Shipments of agricultural implements and skid loaders during the first nine months of 2003 were adversely impacted by low milk prices as 2003 shipments decreased approximately 4% and 10%, respectively, from 2002. Skid Loader shipments were also adversely impacted by the Company’s managed reduction in shipments in the 2003 fourth quarter prior to the launch of the new 40 series skid loaders in the 2004 first quarter. Increases in milk prices during the 2003 third quarter resulted in increased agricultural implement shipments in the fourth quarter, partially offsetting the reduced sales in the first nine months of 2003. In addition, increased sales by the Company’s attachment business of nearly 37% from 2002, as well as an approximate 47% increase in shipments of compact track loaders, introduced in the second quarter of 2002, partially offset the reduced agricultural implement and skid loader shipments.

        Of the Company’s total net sales reported for 2003, $50.5 million were made to customers residing outside of the United States compared with $43.9 million in 2002. The increase was due primarily to the increased sales in Canada and Europe.

Gross Profit

        Gross profit in 2003 was $51.4 million compared to $48.8 million in 2002. Gross margin was 21.0% in both 2003 and 2002.

        Gross margin for the construction equipment segment was 23.3% in 2003 compared with 21.3% in 2002. Approximately 1% of the increase in the gross margin for the construction equipment segment was the result of improved manufacturing efficiencies, increased levels of production and favorable effects of the 2002 Owatonna, Minnesota plant closure. In addition, approximately 1% of the gross margin improvement was the result of a favorable mix of products shipped and product price increases during 2003.

        Gross margin for the agricultural equipment segment was 17.1% in 2003 compared with 20.5% in 2002. The decrease in agricultural equipment gross margin was due to significant competitive pressure resulting in higher sales discounts and sales incentives, which adversely impacted gross margin by approximately 4%. In addition, a less favorable mix of product shipments further reduced gross margin by approximately 1%. These gross margin reductions of approximately 5.0% were partially offset by the favorable impact of product price increases during 2003.

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

Interest Expense

        Interest expense decreased $0.4 million to $3.6 million in 2003 compared to $4.1 million in 2002. The decrease in interest expense was due to decreased debt levels during 2003, as debt was $26.7 million at December 31, 2003 compared to $57.9 million at December 31, 2002. The majority of the debt reduction occurred during the fourth quarter of 2003 as the Company provided $31.1 million of cash flow from operations in the quarter.

Other income (expense), net

        The Company benefited from other income, net of $0.3 million in 2003 compared to other expense, net of $1.5 million in 2002. This difference resulted from reduced costs of selling retail finance contracts due to the overall lower interest rate environment and more favorable foreign exchange transaction gains in 2003 versus 2002.

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

Liquidity and Capital Resources

Working Capital

        The Company’s working capital increased to $162.8 million at December 31, 2004 from $83.3 million twelve months earlier. The increase was primarily the result of increases in accounts receivable (see below), finance contracts receivable (see below) and inventories offset by increases in short-term borrowings (see below) and accounts payable. The $7.3 million increase in inventories was primarily due to increased production as a result of the 48% increase in sales during 2004. The $10.3 million increase in accounts payable was primarily due to the increased production as well as the timing of scheduled payments resulting from a change in the mix of vendors from the year-ago period.

Accounts Receivable

        The Company’s net accounts receivable increased $31.0 million to $123.5 million at December 31, 2004. The increase in accounts receivable was due to the strong shipments in 2004, which were primarily driven by the shipments of the new Gehl brand skid loaders, strong demand for telescopic handlers and compact track loaders as well increased sales from the Company’s subsidiaries Gehl Europe and CE Attachments, Inc.

Finance Contracts Receivable

        Current net finance contracts receivable increased $70.8 million to $73.3 million at December 31, 2004. Finance contracts receivable increased as the Company retained contracts for a sale under an asset securitization program in the first quarter of 2005. In February, 2005, the Company received proceeds of $23.3 million from the initial sale of finance contracts under the securitization program. See “Off Balance Sheet Arrangements — Sales of Finance Contracts Receivable” following for additional discussion.

Short-term Borrowings

        At December 31, 2004 the Company had borrowed $20.2 million on a term basis from a commercial bank lender. These borrowings bear interest at 2.5% above the London Interbank Offered Rate for three month deposits reset on a monthly basis. Borrowings are secured by a first priority lien on an assigned pool of finance contracts receivable.

Capital Expenditures

($ thousands)	2004	2003	2002
Capital Expenditures	$3,669	$3,034	$6,790
Depreciation	$4,633	$4,879	$4,630

        The Company expended $3.7 million for property, plant and equipment in 2004, the majority of which was incurred to maintain and upgrade machinery and equipment. The Company plans to make up to $16.7 million in capital expenditures in 2005. Of the $16.7 million, $7.9 million relates to a project, approved by the Board of Directors in October 2004, to expand manufacturing capacity by the third quarter of 2005. The additional $8.8 million primarily relates to expenditures to enhance manufacturing and information technology as well as upgrade and maintain machinery and equipment. The Company had outstanding commitments for capital items at December 31, 2004 of approximately $10.0 million. The Company believes its present manufacturing facilities, with the planned capacity expansion, will be sufficient to provide adequate capacity for its operations through the foreseeable future.

Debt and Equity

December 31,	2004	2003	2002	2001	2000
($ millions)
Total Debt	$89.8	$26.7	$57.9	$64.4	$61.1
Shareholders' Equity	$136.5	$98.0	$96.1	$100.0	$103.0
% Total Debt to
Total Capitalization	39.7%	21.4%	37.6%	39.2%	37.2%

        At December 31, 2004, shareholders’ equity had increased $38.5 million to $136.5 million from $98.0 million a year earlier. This increase primarily reflects the impact of the $19.8 million in proceeds received from the sale of 961,768 shares of the Company’s common stock in conjunction with the establishment of the strategic alliance with Manitou (see “Sale of Common Stock” above), 2004 net income of $13.4 million, $4.1 million related to the exercise of stock options, favorable currency translation adjustment of $0.7 million and a $0.4 million reduction in the Company’s minimum pension liability adjustment, net of tax.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during 2004. The Company repurchased 73,700 and 63,200 shares in the open market under this authorization at a cost of $729,000 and $692,000 during 2003 and 2002, respectively. As of December 31, 2004, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Borrowing Arrangements

        The Company maintains a $75 million line of credit facility (the “Facility”) which expires December 31, 2007, and is subject to a borrowing base related to the Company’s accounts receivable, unassigned finance contracts receivable and inventories. Under the terms of the Facility, the line of credit is increased to $90 million each year for the time period March 1 to July 15. Amendments to the Facility in September and December of 2004 extended the $90 million line of credit through December 31, 2004 and February 28, 2005, respectively. The interest rate paid on borrowings denominated in U.S. dollars is 2.5% to 2.65% above the London Interbank Offered Rate for one-month deposits. Under the Facility, the Company may borrow Canadian denominated dollars, up to U.S. $5.5 million, at an interest rate equal to 2.5% above the Canadian one-month bankers’ acceptance rates. At December 31, 2004, the Company had unused borrowing capacity of $19.3 million under the Facility, versus $46.8 million a year earlier.

        In December 2004 the Company borrowed $20.2 million on a term basis from a commercial bank lender. This borrowing bears interest at 2.5% above the London Interbank Offered Rate for three-month deposits reset on a monthly basis. Borrowings are secured by a first priority lien on an assigned pool of finance contracts receivable.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2005 will continue to be funded by operations and borrowings under the Facility.

Contractual Obligations

        A summary of the Company’s significant contractual obligations as of December 31, 2004 are as follows (in thousands):

	Total	2005	2006 - 2007	2008 - 2009	After 2009
Contractual Obligations:
Debt Obligations	$89,843	$20,376	$69,379	$88	$--
Capital Expenditures	10,000	10,000
Operating Leases	1,684	925	710	49	--

Total Contractual Obligations	$101,527	$31,301	$70,089	$137	$--

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. The Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts whether or not sold. At December 31, 2004, the Company serviced $232.9 million of such contracts, of which $149.3 million were owned by third parties. Losses on finance contracts due to customer nonperformance were $540,000 in 2004 as compared to $551,000 in 2003. As a percentage of outstanding serviced contracts, the loss ratios were .3% in 2004 and 2003.

        The Company recorded a loss of $0.3 million in selling $65.5 million of its finance contracts in 2004, as compared to a gain of $0.1 million in selling $121.8 million of such contracts in 2003. The gain or loss arises primarily from the difference between the weighted average interest rate on the contracts being sold and the interest rate negotiated with the purchaser of the contracts.

        In February 2005, the Company entered into an asset securitization program with a financial institution whereby the Company can sell, through a revolving facility, up to $150 million of finance contracts. The proceeds from the first sale in February 2005 totaled $23.3 million and were used to pay down debt. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through this asset securitization program or similar asset securitization programs.

        The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Accounting Pronouncements

        During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other certain transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

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

2005 Outlook

        The Company expects demand, in general, for compact construction equipment in the North American market during 2005 to increase 6% to 9% over 2004 levels, while demand for agricultural implements in the North American market to be flat to up 5% compared to 2004.

        Based on the current market outlook, the Company expects its 2005 net sales to increase 10% to 12% over 2004 levels. The Company expects its operating margins to improve as the result of continued initiatives to manage costs and improve efficiencies throughout the organization, and higher production levels at its manufacturing facilities.

        Provided general economic conditions continue to be favorable, steel prices stabilize, and the availability of product from the Company’s suppliers is sufficient to meet demand, the Company expects to earn in the range of $2.45 to $2.55 per diluted share in 2005.

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

Interest Rate Risk

        The Company’s Facility is primarily LIBOR-based and is subject to interest rate movements. A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pre-tax interest expense of approximately $350,000 based upon borrowings outstanding at December 31, 2004.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Financial Statements:
Management's Annual Report on Internal Control Over Financial Reporting	23
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets at December 31, 2004 and 2003	26
Consolidated Statements of Income for the
three years ended December 31, 2004	27
Consolidated Statements of Shareholders' Equity for the
three years ended December 31, 2004	28
Consolidated Statements of Cash Flows for the
three years ended December 31, 2004	29
Notes to Consolidated Financial Statements	30
Page
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the
three years ended December 31, 2004	49

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

        The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ William D. Gehl
William D. Gehl
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gehl Company,

        We have completed an integrated audit of Gehl Company’s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and December 31, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gehl Company and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 4, 2005

Gehl Company and Subsidiaries
Consolidated Balance Sheets

In Thousands, Except Share Data - December 31,	2004	2003
Assets
Cash	$5,262	$3,688
Accounts receivable-net	123,514	92,474
Finance contracts receivable-net	73,343	2,546
Inventories	38,925	31,598
Deferred income tax assets	8,104	7,128
Prepaid expenses and other current assets	2,859	4,503

Total current assets	252,007	141,937

Property, plant and equipment-net	34,072	35,316
Finance contracts receivable-net, non-current	3,181	1,982
Goodwill	11,748	11,748
Other assets	7,192	3,085

Total assets	$308,200	$194,068

Liabilities and Shareholders' Equity
Current portion of long-term debt obligations	$225	$186
Short-term debt obligations	20,151	--
Accounts payable	41,882	31,556
Accrued and other current liabilities	26,901	26,861

Total current liabilities	89,159	58,603

Line of credit facility	69,045	26,340
Long-term debt obligations	422	198
Deferred income tax liabilities	1,247	1,742
Other long-term liabilities	11,866	9,185

Total long-term liabilities	82,580	37,465

Common stock, $.10 par value, 25,000,000 shares authorized, 6,621,215 and 5,333,439 shares outstanding at December 31, 2004 and 2003,
respectively	662	533
Preferred stock, $.10 par value, 2,000,000 shares authorized, 250,000
shares designated as Series A preferred stock, no shares issued	--	--
Capital in excess of par	30,422	6,665
Retained earnings	115,489	102,102
Accumulated other comprehensive loss	(10,112)	(11,300)

Total shareholders' equity	136,461	98,000

Total liabilities and shareholders' equity	$308,200	$194,068

Contingencies (Notes 2 and 15)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Income

In Thousands, Except Per Share Data - December 31,	2004	2003	2002
Net sales	$361,598	$244,400	$232,565
Cost of goods sold	289,910	192,979	183,720

Gross profit	71,688	51,421	48,845
Selling, general and administrative expenses	50,980	42,455	42,733
Asset impairment and other restructuring costs	--	4,080	955

Total operating expenses	50,980	46,535	43,688

Income from operations	20,708	4,886	5,157
Interest expense	(2,838)	(3,648)	(4,052)
Interest income	2,312	1,785	1,986
Other (expense) income, net	(197)	331	(1,486)

Income before income taxes	19,985	3,354	1,605
Provision for income taxes	6,598	724	562

Net income	$13,387	$2,630	$1,043

Diluted net income per common share	$2.20	$.49	$.19

Basic net income per common share	$2.27	$.49	$.19

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity

In Thousands	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Capital In Excess of Par
Balance at December 31, 2001	$100,021		$98,429	$(5,924)	$536	$6,980
Comprehensive income:
Net income	1,043	$1,043	1,043
Minimum pension liability
adjustments, net of $2,839 of taxes	(5,272)	(5,272)		(5,272)
Currency translation adjustment	551	551		551
Unrealized gains (losses), net of $138 of taxes	(256)	(256)		(256)

Comprehensive loss		(3,934)

Exercise of stock options, including tax
benefit of $120	743				7	736
Treasury stock purchases/cancellations	(692)				(6)	(686)

Balance at December 31, 2002	96,138		99,472	(10,901)	537	7,030
Comprehensive income:
Net income	2,630	2,630	2,630
Minimum pension liability
adjustments, net of $855 of taxes	(1,589)	(1,589)		(1,589)
Currency translation adjustment	995	995		995
Unrealized gains (losses), net of $104 of taxes	195	195		195

Comprehensive income		2,231

Exercise of stock options, including tax
benefit of $44	360				3	357
Treasury stock purchases/cancellations	(729)				(7)	(722)

Balance at December 31, 2003	98,000		102,102	(11,300)	533	6,665
Comprehensive income:
Net income	13,387	13,387	13,387
Minimum pension liability
adjustments, net of $229 of taxes	426	426		426
Currency translation adjustment	734	734		734
Unrealized gains (losses), net of $15 of taxes	28	28		28

Comprehensive income		$14,575

Issuance of common stock	19,812				96	19,716
Exercise of stock options, including tax
benefit of $636, and other	4,074				33	4,041

Balance at December 31, 2004	$136,461		$115,489	$(10,112)	$662	$30,422

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Cash Flows

In Thousands - Year Ended December 31,	2004	2003	2002
Cash Flows from Operating Activities
Net income	$13,387	$2,630	$1,043
Adjustments to reconcile net income to net cash (used for)
provided by operating activities:
Depreciation and amortization	4,664	4,923	4,813
Gain on sale of property, plant and equipment	(119)	--	--
Asset impairment (non-cash)	--	3,599	--
Cost of sales of finance contracts	260	(104)	1,763
Deferred income taxes	(1,145)	1,657	2,750
Tax benefit related to exercise of stock options	636	44	120
Proceeds from sales of finance contracts	65,464	121,783	102,120
(Decrease) increase in cash, excluding the effects of
business acquisition, due to changes in:
Accounts receivable-net	(30,500)	5,782	(5,662)
Finance contracts receivable-net	(138,027)	(119,172)	(98,260)
Inventories	(6,787)	5,504	21,802
Prepaid expenses and other current assets	(945)	1,495	(434)
Other assets	(4,231)	154	384
Accounts payable	9,898	3,380	(6,164)
Other liabilities	4,279	(546)	(7,507)

Net cash (used for) provided by operating activities	(83,166)	31,129	16,768

Cash Flows from Investing Activities
Property, plant and equipment additions	(3,669)	(3,034)	(6,790)
Proceeds from sale of property, plant and equipment	2,330	4,403	195
Acquisition of business, net of cash required	--	--	(505)
(Decrease) increase in other assets	(290)	(47)	1,107

Net cash (used for) provided by investing activities	(1,629)	1,322	(5,993)

Cash Flows from Financing Activities
Proceeds from (repayments of) revolving credit loans	42,705	(21,037)	(7,811)
Proceeds from short-term borrowings	20,151	--	--
Repayment of industrial development bonds, net of debt
reserve fund of $649	--	(7,751)	--
Proceeds from other borrowings	414	--	251
Repayments of other payments	(151)	(1,805)	(3,151)
Proceeds from issuance of common stock	19,812	--	--
Proceeds from exercise of stock options	3,438	316	623
Treasury stock purchases	--	(729)	(692)

Net cash provided by (used for) financing activities	86,369	(31,006)	(10,780)

Net increase (decrease) in cash	$1,574	$1,445	$(5)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 — Significant Accounting Policies

        Consolidation:Gehl Company is engaged in the manufacture and distribution of equipment and machinery for the construction market, and in the manufacture and distribution of equipment and machinery primarily for the dairy, livestock and poultry agricultural sector. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated.

        Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, in certain circumstances, which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

        Revenue Recognition: The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the dealer or distributor; the price to the dealer or distributor is fixed and determinable; and collectibility is reasonably assured. The Company meets these criteria for revenue recognition upon shipment of products to dealers and distributors.

        Shipping and Handling Costs:    The Company records revenues and costs associated with shipping its products within net sales and cost of goods sold, respectively.

        Discounts and Sales Incentives: The Company classifies the costs associated with discounts and sales incentives provided to dealers and distributors as a reduction of net sales. Discounts are recorded upon shipment and sales incentives are recorded when offered.

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

        Foreign Currency Transactions: Foreign currency transaction gains and (losses) are included in the determination of income. Foreign currency gains were $228,000, $441,000 and $85,000 in 2004, 2003 and 2002, respectively.

        Foreign Currency Translation: Assets and liabilities of the Company’s foreign subsidiary are translated at current exchange rates, and related revenues and expenses are translated at the weighted-average exchange rates in effect for the year. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ equity, titled “Accumulated Other Comprehensive Loss.”

        Income Taxes: The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities be recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

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

        Research and Development Costs: Costs for research activities relating to product development and improvement are charged against income as incurred. Such costs amounted to approximately $2.5 million, $2.6 million and $3.2 million in 2004, 2003 and 2002, respectively.

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

        Comprehensive Income: Comprehensive income is defined as the sum of net income and all other non-owner changes in equity (or accumulated other comprehensive loss). The components of accumulated other comprehensive loss were as follows (net of tax) (in thousands):

December 31,	2004	2003
Minimum pension liability adjustments	$(12,301)	$(12,727)
Currency translation adjustments	2,280	1,546
Unrealized losses	(91)	(119)

Accumulated other comprehensive loss	$(10,112)	$(11,300)

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

Year Ended December 31,	2004	2003	2002
Net income, as reported	$13,387	$2,630	$1,043
Less: stock-based compensation expense determined based on fair
value method, net of tax	(572)	(648)	(850)

Pro forma net income	$12,815	$1,982	$193

Diluted net income per share:
As reported	$2.20	$.49	$.19
Pro forma	$2.12	$.37	$.04
Basic net income per share:
As reported	$2.27	$.49	$.19
Pro forma	$2.17	$.37	$.04

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

Year Ended December 31,	2004	2003	2002
Expected stock price volatility	37.6%	41.1%	38.8%
Risk-free interest rate	4.6%	3.7%	4.0%
Expected life of options - years	7	7	7

        The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002 was $11.02, $6.33 and $5.06, respectively.

        Accounting Pronouncements: During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

        Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income.

Note 2 — Accounts Receivable and Finance Contracts Receivable

        Accounts receivable and finance contracts receivable were comprised of the following (in thousands):

December 31,	2004	2003
Accounts receivable	$128,663	$97,181
Less allowances for:
doubtful accounts	(3,201)	(2,930)
returns and dealer discounts	(1,948)	(1,777)

	$123,514	$92,474

Finance contracts receivable	$87,735	$7,818
Less: unearned interest	(7,092)	(476)
allowance for doubtful accounts	(4,119)	(2,814)

	76,524	4,528
Less: non-current portion	(3,181)	(1,982)

Current portion	$73,343	$2,546

        The finance contracts receivable at December 31, 2004 have a weighted-average interest rate of approximately 4.0%.

        The Company has entered into various agreements with third parties to sell with recourse certain finance contracts receivable. The finance contracts require periodic installments of principal and interest over periods of up to 60 months, with interest rates based on market conditions. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 48 months. Amounts to cover potential losses on these sold receivables are included in the allowance for doubtful accounts. The following summarizes the Company’s sales of retail finance contracts receivable during 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Value of contracts sold - net of $6.3 million, $10.2 million and $7.5 million,	$65,724	$121,679	$103,883
respectively, of unearned interest
Cash received on sales of contracts	65,464	121,783	102,120

Cost of sales of finance contracts	$260	$(104)	$1,763

Net receivables outstanding at December 31 relating to finance contracts sold	$149,251	$177,794	$152,435

        The Company retains as collateral a security interest in the equipment associated with accounts receivable and unsold finance contracts receivable. The Company also maintains certain levels of dealer recourse deposits as additional security associated with finance contracts receivable. The dealer recourse deposits totaled $2.4 million, $2.5 million and $2.8 million at December 31, 2004, 2003 and 2002, respectively.

Note 3 — Inventories

        The LIFO costing method was used for 74% and 79% of the Company’s inventories at December 31, 2004 and 2003, respectively. If all of the Company’s inventories had been valued on a current cost basis, which approximates FIFO value, estimated inventories by major classification would have been as follows (in thousands):

December 31,	2004	2003
Raw materials and supplies	$17,828	$11,456
Work-in-process	3,479	3,011
Finished machines and parts	45,428	40,079

Total current cost value	66,735	54,546
Adjustment to LIFO basis	(27,810)	(22,948)

	$38,925	$31,598

Note 4 — Property, Plant and Equipment – Net

        Property, plant and equipment consisted of the following (in thousands):

December 31,	2004	2003
Land	$346	$352
Buildings	27,819	27,464
Machinery and equipment	46,667	47,075
Autos and trucks	263	291
Office furniture and fixtures	15,833	14,880

	90,928	90,062
Less: accumulated depreciation	(56,856)	(54,746)

Property, plant and equipment-net	$34,072	$35,316

Note 5 — Goodwill

        The changes in the carrying amount of goodwill, which is entirely allocated to the construction equipment segment, for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

Balance at December 31, 2002	$11,696
Business acquisition adjustment	52

Balance at December 31, 2003	11,748

Balance at December 31, 2004	$11,748

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

Note 7 — Debt Obligations

        A summary of the Company’s debt obligations, and related current maturities, is as follows (in thousands):

December 31,	2004	2003
Line of credit facility	$69,045	$26,340
Secured term loan	20,151	--
Other debt obligations	647	384

	89,843	26,724
Less: current portion	(20,376)	(186)

Long-term debt obligations	$69,467	$26,538

        The Company maintains a $75 million line of credit facility (the “Facility”) which expires December 31, 2007. Under the terms of the Facility, the line of credit is increased to $90 million each year for the time period March 1 to July 15. Amendments to the Facility in September and December of 2004 extended the $90 million line of credit through December 31, 2004 and February 28, 2005, respectively. All other terms and provisions in the current Facility remain unchanged. Interest is paid monthly on outstanding borrowings under the Facility as follows: borrowings in Canadian denominated dollars up to a U.S. $5.5 million credit line are at 2.5% above the Canadian one-month bankers’ acceptance rates; the remainder of the borrowings are in U.S. dollars and are at 2.5% to 2.65% above the London Interbank Offered Rate for one-month deposits (LIBOR). Under the Facility, $25 million is tied to a borrowing base related to the Company’s unassigned finance contracts receivable and inventories. The remaining availability is tied to a borrowing base related to the Company’s accounts receivable. Borrowings under the Facility are secured by finance contracts receivable, inventories and accounts receivable.

        At December 31, 2004, the Company had unused borrowing capacity of approximately $19.3 million under the Facility. The Facility also includes financial covenants requiring the maintenance of a minimum tangible net worth level and a maximum debt to equity ratio.

        In December 2004, the Company borrowed $20.2 million on a term basis from a commercial bank lender. This borrowing bears interest at 2.5% above the London Interbank Offered Rate for three month deposits reset on a monthly basis. Borrowings are secured by a first priority lien on an assigned pool of finance contracts receivable.

Annual maturities of debt obligations are as follows (in thousands):

2005	$20,376
2006	157
2007	69,222
2008	88

$89,843

        Interest paid on total debt obligations was $2.8 million, $3.5 million and $4.0 million in 2004, 2003 and 2002, respectively.

Note 8 — Accrued and Other Current Liabilities

        Accrued and other current liabilities were comprised of the following (in thousands):

December 31,	2004	2003
Accrued salaries and wages	$6,934	$4,590
Dealer recourse deposits	2,445	2,505
Accrued warranty costs	5,028	4,054
Accrued product liability costs	3,408	3,679
Accrued pension obligations	1,762	7,655
Other	7,324	4,378

	$26,901	$26,861

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

        The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance beginning of year	$4,054	$4,437
Accruals for warranties issued during the period	5,481	3,698
Accruals related to pre-existing warranties (including changes in estimates)	(220)	(121)
Settlements made (in cash or in kind) during the period	(4,287)	(3,960)

Balance end of year	$5,028	$4,054

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

        During the 2003 third quarter, the Company recorded a $3.6 million asset impairment charge to adjust the carrying value of the Lebanon and Owatonna facilities and assets to their fair value less cost to sell. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively. The Company sold the Lebanon facility in the 2003 fourth quarter and the Owatonna facility in the 2004 third quarter.

        During the year ended December 31, 2003, the Company expensed $0.5 million of other charges related to the plant rationalization initiatives. No such charges were expensed in the year ended December 31, 2004.

        Through December 31, 2004, the Company incurred total asset impairment, restructuring and other related charges of $9.4 million related to the plant rationalization initiatives. The Company does not anticipate incurring any additional costs related to the completed plant rationalization initiatives.

Note 10 — Income Taxes

        The income tax provision recorded for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

Year Ended December 31,		Federal	State	Foreign	Total
2004	Current	$6,015	$187	$1,541	$7,743
	Deferred	(1,058)	(31)	(56)	(1,145)

	Total	$4,957	$156	$1,485	$6,598

2003	Current	$(1,329)	$78	$318	$(933)
	Deferred	1,350	41	266	1,657

	Total	$21	$119	$584	$724

2002	Current	$(2,246)	$58	$--	$(2,188)
	Deferred	2,509	76	165	2,750

	Total	$263	$134	$165	$562

        Consolidated domestic income before income taxes was $16.4 million, $2.0 million and $1.2 million for 2004, 2003 and 2002, respectively. Foreign income before income taxes was $3.6 million, $1.4 million and $0.4 million for 2004, 2003 and 2002, respectively.

        A reconciliation between the reported income tax provision and the federal statutory rate follows (as a percent of pre-tax income):

	2004	2003	2002
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal income tax effect	0.2	2.8	7.1
Foreign export sale benefit and other tax credits	(1.6)	(9.5)	(8.7)
Foreign rate differential	1.3	3.7	1.5
Finalization of prior year tax returns	--	(11.9)	--
Other, net	(0.9)	2.5	1.1

	33.0%	21.6%	35.0%

        The Company’s temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2004	2003
Accrued expenses and reserves	$5,409	$4,784
Asset valuation reserves	2,822	2,368
Pension benefits	3,234	3,518
Operating loss carryforwards	1,033	1,065
Tax credit carryforwards	266	347
Property, plant and equipment	(4,547)	(5,258)
Other, net	(61)	(80)
Valuation allowance	(1,299)	(1,358)

Net deferred tax asset	$6,857	$5,386

        The net deferred tax asset is included in the consolidated balance sheet in the following captions (in thousands):

December 31,	2004	2003
Deferred income tax assets	$8,104	$7,128
Deferred income tax liabilities	(1,247)	(1,742)

	$6,857	$5,386

        At December 31, 2004, the Company had state net operating loss carryforwards of $19.6 million and state tax credits of $0.3 million available for the reduction of future income tax liabilities. Both the state net operating loss carryforwards and state tax credits will expire at various dates between 2007 and 2024. A valuation allowance has been recorded against these carryforwards and credits for which utilization is uncertain.

        Cash paid (received) related to income taxes during 2004, 2003 and 2002 was $3.8 million, $(3.0) million and $0.1 million, respectively.

Note 11 — Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of plan assets and a statement of the funded status (in thousands):

December 31,	2004	2003
Reconciliation of benefit obligation:
Obligation at beginning of year	$46,003	$39,013
Service cost	786	697
Interest cost	2,681	2,551
Actuarial loss	2,710	6,386
Benefit payments	(2,777)	(2,644)

Obligation	$49,403	$46,003

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$31,614	$26,792
Actual return on plan assets	6,074	5,666
Employer contributions	5,842	1,800
Benefit payments	(2,777)	(2,644)

Fair value of plan assets	$40,753	$31,614

Funded Status:
Funded status at end of year	$(8,650)	$(14,388)
Unrecognized prior service cost	990	1,199
Unrecognized loss	20,324	21,917

Net amount recognized	12,664	8,728
Employer contributions paid between 10/1 and 12/31	78	558

Net amount recognized at December 31	$12,742	$9,286

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2004	2003
Prepaid benefit cost	$12,742	$9,286
Intangible asset	990	1,199
Minimum pension liability	(18,578)	(20,573)
Accumulated other comprehensive loss	17,588	19,374

Net amount recognized at December 31	$12,742	$9,286

        The intangible asset amount is included in non-current other assets. $1.8 million of the liability amount (expected fiscal 2005 funding requirement) is included in accrued and other current liabilities. The net amount of the prepaid benefit cost and the non-current portion of the minimum pension liability is included in other long-term liabilities. The amount included within other comprehensive income (loss) arising from a change in the minimum pension liability was $1.8 million and ($2.4) million for the years ended December 31, 2004 and 2003, respectively.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans having accumulated benefit obligations in excess of plan assets were $49.4 million, $46.7 million and $40.8 million and $46.0 million, $43.5 million and $31.6 million as of December 31, 2004 and 2003, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2004	2003
Weighted-average assumptions as of September 30:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2004	2003	2002
Service cost	$786	$697	$632
Interest cost	2,681	2,551	2,536
Expected return on plan assets	(3,013)	(2,936)	(3,004)
Amortization of prior service cost	209	210	224
Amortization of net loss	1,242	629	133

Net periodic benefit cost	$1,905	$1,151	$521

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 are shown in the following table:

	2004	2003	2002
Weighted-average assumptions as of September 30:
Discount rate	6.00%	6.75%	7.50%
Expected long-term return on plan assets	8.75%	8.75%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

        The following table provides disclosure of the weighted-average asset allocations and future target allocations as of the respective measurement dates:

	2005 Target Allocation	September 30, 2004	September 30, 2003
Asset category:
Equity securities	0 - 75%	58%	55%
Debt securities and cash	15 - 100	30	33
Real estate	0 - 15	5	5
Other	0 - 20	7	7

	100%	100%	100%

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

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2005	$2,976
2006	3,067
2007	3,149
2008	3,384
2009	3,579
Years 2010 - 2014	19,362

        The measurement date used for each of the actuarial calculations was September 30.

        In addition, the Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2004	2003
Reconciliation of benefit obligation:
Obligation at beginning of year	$4,364	$3,864
Service cost	286	226
Interest cost	287	256
Actuarial loss	565	153
Plan amendments	49	--
Benefit payments	(142)	(135)

Obligation	$5,409	$4,364

Funded Status:
Funded status at end of year	$(5,409)	$(4,364)
Unrecognized prior service cost	426	462
Unrecognized loss	1,258	747

Net amount recognized at December 31	$(3,725)	$(3,155)

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2004	2003
Intangible asset	$426	$417
Accrued benefit liability	(3,725)	(3,155)
Minimum pension liability	(1,557)	(417)
Accumulated other comprehensive loss	1,131	--

Net amount recognized at December 31	$(3,725)	$(3,155)

        The intangible asset amounts are included in non-current other assets. The accrued benefit liability and minimum pension liability amounts are included in other long-term liabilities. The amount included within other comprehensive loss arising from a change in the accrued benefit liability was $1.1 million and $0 million for the years ended December 31, 2004 and 2003, respectively.

        The projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets having accumulated benefit obligations in excess of plan assets were $5.4 million, $5.3 million and $0 and $4.4 million, $3.6 million and $0 as of December 31, 2004 and 2003, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.25%
Rate of compensation increase	5.00%	5.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2004	2003	2002
Service cost	$286	$226	$203
Interest cost	287	256	230
Amortization of prior service cost	90	85	60
Amortization of net loss	49	20	17

Net periodic benefit cost	$712	$587	$510

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 are shown in the following table:

	2004	2003	2002
Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2005	$173
2006	203
2007	202
2008	191
2009	168
Years 2010 - 2014	851

        The Company maintains a Rabbi Trust containing $4.9 million and $1.1 million of assets designated for the non-qualified supplemental retirement benefit plan as of December 31, 2004 and 2003, respectively. The assets of the Rabbi Trust are invested in equity securities and variable life insurance policies.

        The Company maintains a savings and profit sharing plan. The Company matches 50% of non-bargaining unit employee contributions to the plan not to exceed 6% of an employee’s annual compensation. Vesting of Company contributions occur at the rate of 20% per year. Contributions approximated $618,000, $493,000 and $580,000 in 2004, 2003 and 2002, respectively.

        The Company maintains a defined contribution plan that covers certain employees not covered by a defined benefit plan. The Company contributes various percentages of eligible employee compensation (as defined) and the plan does not allow employee contributions. The Company contributed approximately $337,000, $287,000 and $347,000 in connection with this plan in 2004, 2003 and 2002, respectively.

        The Company provides postemployment benefits to certain retirees in two areas: a $2,500 life insurance policy for retired office employees and subsidized health insurance benefits for early retirees prior to their attaining age 65. The number of retirees associated with postemployment benefit costs is approximately 218.

        The following schedules set forth a reconciliation of the changes in the postemployment plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2004	2003
Reconciliation of benefit obligation:
Obligation at beginning of year	$1,478	$1,639
Service cost	66	54
Interest cost	90	93
Actuarial loss (gain)	85	200
Benefit payments	(151)	(508)

Obligation	$1,568	$1,478

Funded Status:
Funded status at end of year	$(1,568)	$(1,478)
Unrecognized transition obligation	180	203
Unrecognized loss	831	790

Net amount recognized at December 31	$(557)	$(485)

        The discount rate used in determining the accumulated postemployment obligation was 6.00% and 6.25% as of the measurement dates of December 31, 2004 and 2003, respectively.

        The following table provides disclosure of the net periodic benefit cost (in thousands):

	2004	2003	2002
Service cost	$66	$54	$71
Interest cost	90	93	105
Amortization of transition obligation	23	23	22
Amortization of net loss	43	19	14

Net periodic benefit cost	$222	$189	$212

        The discount rate used in determining the net periodic benefit cost was 6.25%, 6.75% and 7.25% as of the measurement dates of December 31, 2004, 2003 and 2002, respectively. The assumed health care cost rate trend used in measuring the accumulated postemployment benefit obligation at December 31, 2004 was 9% decreasing to 5% over five years and at December 31, 2003 was 9% decreasing to 5% in four years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net	$14	$(12)
periodic postemployment health care benefit cost
Effect on the health care component of the accumulated
postemployment benefit obligation	$82	$(72)

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2005	$116
2006	108
2007	104
2008	100
2009	94
Years 2010 - 2014	622

Note 12 — Shareholders’ Equity

        During April 2004, the 2004 Equity Incentive Plan was adopted, which authorizes the granting of awards for up to 275,000 shares of the Company’s common stock. During April 2000, the 2000 Equity Incentive Plan was adopted, which authorizes the granting of awards for up to 600,000 shares of the Company’s common stock. An award is defined within the 2004 and 2000 Equity Incentive Plan as a stock option, stock appreciation right, restricted stock or performance share. In April 1996, the 1995 Stock Option Plan was adopted, which authorizes the granting of options for up to 600,000 shares of the Company’s common stock. The Plans provide that options be granted at an exercise price not less than fair market value on the date the options are granted and that the options generally vest ratably over a period not exceeding three years after the grant date. The option period shall not be more than ten years after the grant date.

        Following is a summary of activity in the Plans for 2002, 2003 and 2004:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2002	930,692	$13.64
Granted	155,000	10.53
Exercised	(85,570)	8.31
Cancelled	(22,185)	15.23

Outstanding, December 31, 2002	977,937	$13.58

Granted	108,500	12.93
Exercised	(32,301)	9.12
Cancelled	(91,851)	15.22

Outstanding, December 31, 2003	962,285	$13.50

Granted	111,650	22.93
Exercised	(308,419)	11.81
Cancelled	(28,689)	16.11

Outstanding, December 31, 2004	736,827	$15.52

        Options outstanding for the Plans at December 31, 2004 are as follows:

Range of Exercise Prices	Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
$ 7.00 - $12.99	198,507	6.73	$10.47
$13.00 - $18.99	397,170	6.95	$15.22
$19.00 - $24.99	141,150	7.33	$23.47

        Options exercisable for the Plans at December 31, 2004 are as follows:

Range of Exercise Prices	Exercisable Shares	Weighted Average Exercise Price per Share
$ 7.00 - $12.99	162,910	$10.81
$13.00 - $18.99	300,275	$15.33
$19.00 - $24.99	58,500	$21.63

        In 2004, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards under the plan are subject to certain vesting requirements. There were 28,485 restricted shares awarded in 2004 with an average fair market value of $23.74 per share. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period. Compensation expense in 2004 related to the awarding of restricted shares was $15,000. There were no restricted shares awarded in 2003 or 2002.

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers, the Company issued 961,768 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        In September 2001, the Company’s Board of Directors authorized a repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The Company did not repurchase any shares during 2004. The Company repurchased 73,700 and 63,200 shares in the open market under this authorization at a cost of $729,000 and $692,000 during 2003 and 2002, respectively. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

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

Year Ended December 31,	2004	2003	2002
Basic shares	5,894	5,338	5,390
Effect of options	195	41	76

Diluted shares	6,089	5,379	5,466

Note 14 — Leases

        The Company uses certain equipment under operating lease arrangements. Rent expense under such arrangements amounted to $1,732,000, $1,447,000 and $1,285,000 in 2004, 2003 and 2002, respectively.

        The Company maintains non-cancelable operating leases for certain equipment. Future minimum lease payments under such leases at December 31, 2004 are as follows (in thousands):

2005	$925
2006	542
2007	168
2008	45
2009	4

Total	$1,684

Note 15 — Contingencies

        The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

Note 16 — Segment Information

        The Company has two segments, construction equipment and agricultural equipment, as the long-term financial performance of these segments is affected by separate economic conditions and cycles. Segment net sales and income (loss) from operations tend to be aligned with the distribution networks of the Company, and correlate with the manner in which the Company evaluates performance.

        Construction equipment is manufactured and distributed for customers in the construction market. Products include a diversified offering of skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, compact loaders, paving equipment and attachments. As of December 31, 2004, 66% of the Company’s accounts receivable were from customers in the construction market.

        Agricultural equipment is manufactured and distributed for customers in the dairy, livestock and poultry agricultural sectors. The products are comprised primarily of skid loaders, compact track loaders and equipment for haymaking, forage harvesting, feedmaking, manure handling and attachments. As of December 31, 2004, 34% of the Company’s accounts receivable were from customers in the agricultural sector.

        Unallocated assets are cash, deferred income taxes and other assets not identified with the Company’s segments. Segments of business are presented below (in thousands):

Year Ended December 31,		2004	2003	2002
Net Sales	Construction	$242,440	$155,516	$135,080
	Agricultural	119,158	88,884	97,485

	Consolidated	$361,598	$244,400	$232,565

Income (Loss) from Operations	Construction	$19,171	$7,899	$4,306
	Agricultural	1,537	(3,013)	851

	Consolidated	$20,708	$4,886	$5,157

Assets (year-end)	Construction	$197,648	$113,083	$105,293
	Agricultural	87,687	62,715	95,615
	Unallocated	22,865	18,270	18,686

	Consolidated	$308,200	$194,068	$219,594

Depreciation/Amortization	Construction	$2,924	$3,008	$2,451
	Agricultural	1,740	1,888	2,335
	Unallocated	--	27	27

	Consolidated	$4,664	$4,923	$4,813

Capital Expenditures	Construction	$2,279	$1,369	$3,984
	Agricultural	1,390	1,665	2,806

	Consolidated	$3,669	$3,034	$6,790

        Of the Company’s total net sales, $57.0 million, $50.5 million and $43.9 million were made to customers residing outside of the United States in 2004, 2003 and 2002, respectively.

Note 17 – Subsequent Event

        In February 2005, the Company entered into an asset securitization program with a financial institution whereby the Company can sell, through a revolving facility, up to $150 million of finance contracts. The proceeds from the first sale in February 2005 totaled $23.3 million and were used to pay down debt. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through this asset securitization program or similar asset securitization programs.

Note 18 — Quarterly Financial Data (unaudited)

In Thousands, Except Per Share Data -	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net sales	$84,687	$95,499	$87,470	$93,942	$361,598
Gross profit	17,396	19,027	17,925	17,340	71,688
Net income	2,905	3,915	3,640	2,927	13,387
Diluted net income per common share[1]	.53	.69	.57	.43	2.20
Basic net income per common share[1]	.54	.72	.59	.45	2.27

2003
Net sales	$58,531	$68,551	$60,465	$56,853	$244,400
Gross profit	12,263	14,466	13,119	11,573	51,421
Net income (loss)	508	2,241	(903)	784	2,630
Diluted net income (loss) per common share[1]	.09	.42	(.17)	.14	.49
Basic net income (loss) per common share	.09	.42	(.17)	.15	.49

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

Year Ended
December 31, 2004
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$2,930	$538	$267	$3,201
	Returns and Dealer
	Discounts	1,777	3,744	3,573	1,948

	Total	$4,707	$4,282	$3,840	$5,149

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$2,814	$1,804	$499	$4,119

	Inventory
	Obsolescence Reserve	$1,697	$1,059	$748	$2,008

	Income Tax
	Valuation Allowance	$1,358	$(33)	$26	$1,299

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

        The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting”.

Attestation Report of Independent Registered Public Accounting Firm

        The attestation report under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

        The Company has no other information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the captions entitled “Election of Directors” and “Board of Directors” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”)1. Information with respect to executive officers of the Company appears at the end of Part I, on Page 9, of this Form 10-K. Pursuant to Instruction G, the information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the caption entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement.

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

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans	736,827 (1)	$ 15.52	182,743 (2)
approved by security
holders

Equity compensation plans
not approved by security
holders	--	--	6,018 (3)

Total	736,827	$ 15.52	188,761

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 2004 Equity Incentive Plan, 2000 Equity Incentive Plan and 1995 Stock Option Plan, each of which was approved by the Company’s shareholders.

(2)	Includes up to 71,515 shares of restricted Common Stock that can be issued under the Company’s 2004 Equity Incentive Plan. These shares are subject to a minimum three year vesting period.

(3)	The Company’s only equity compensation plan not approved by security holders is the Gehl Company Director Stock Grant Plan. Under that plan, on December 31 of each year, each of the non-employee directors of the Company is granted shares of the Company’s common stock with a market value of $5,000 as part of each director’s annual retainer fee.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	1 and 2. Financial statements andfinancial statement schedule.

Reference is made to the separate index to the Company’s consolidated financial statements and schedule contained in Part II, Item 8 of this Form 10-K.

3.	Exhibits.

Reference is made to the separate exhibit index contained on Pages 54 through 59 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEHL COMPANY
Date: March 4, 2005	By /s/ William D. Gehl
William D. Gehl,
Chairman of the Board of Directors
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William D. Gehl	Chairman of the Board of Directors,	March 4, 2005
William D. Gehl	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Thomas M. Rettler	Vice President and Chief Financial Officer	March 4, 2005
Thomas M. Rettler	(Principal Financial and Accounting Officer)
/s/ Nicholas C. Babson	Director	March 4, 2005
Nicholas C. Babson
/s/ Thomas J. Boldt	Director	March 4, 2005
Thomas J. Boldt
/s/ John T. Byrnes	Director	March 4, 2005
John T. Byrnes
/s/ Richard J. Fotsch	Director	March 4, 2005
Richard J. Fotsch
/s/ Johann Neunteufel	Director	March 4, 2005
Johann Neunteufel
/s/ John W. Splude	Director	March 4, 2005
John W. Splude
/s/ Dr. Hermann Viets	Director	March 4, 2005
Dr. Hermann Viets

GEHL COMPANY
INDEX TO EXHIBITS

Exhibit Number	Document Description

(3.1)	Restated Articles of Incorporation, as amended, of Gehl Company [Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997]

(3.2)	By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(4.1)	Amended and Restated Loan and Security Agreement by and between ITT Commercial Finance Corp. (now known as Deutsche Financial Services Corporation) and Gehl Company and its subsidiaries, dated October 1, 1994 [Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994]

(4.2)	First Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., and Gehl Company and its subsidiaries, dated May 10, 1995 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 1995]

(4.3)	Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, f/k/a ITT Commercial Finance Corp., Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated December 1, 1995 [Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(4.4)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of July 15, 1996 [Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997]

(4.5)	Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated October 2, 1997 [Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 17, 1997]

(4.6)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of February 5, 1998 [Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997]

(4.7)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of June 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998]

(4.8)	Seventh Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of September 1, 1998 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1998]

(4.9)	Eighth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of December 30, 1999 [Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999]

(4.10)	Ninth Amendment to Amended and Restated Loan and Security Agreement by and between Deutsche Finance Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of June 20, 2000 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(4.11)	Tenth Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of December 7, 2000 [Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001]

(4.12)	Eleventh Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation, a division of Deutsche Bank Canada, and Gehl Company and its subsidiaries, dated as of March 19, 2002 [incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(4.13)	Twelfth Amendment to the Amended and Restated Loan and Security Agreement by and between Deutsche Financial Services Corporation, Deutsche Financial Services Canada Corporation and Gehl Company and its subsidiaries, dated as of October 17, 2002 [Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003]

(4.14)	Amended and Restated Negotiable Promissory Note signed by Gehl Company and its subsidiaries payable to Deutsche Financial Services Corporation, dated March 19, 2002 [Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(4.15)	Thirteenth Amendment to the Amended and Restated Loan Security Agreement by and between GE Commercial Distribution Finance Corporation an GE Commercial Distribution Finance Canada Inc. and its subsidiaries dated as of March 23, 2004 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(4.16)	Fourteenth Amendment to the Amended and Restated Loan and Security Agreement by and between GE Commercial Distribution Finance Corporation an GE Commercial Distribution Finance Canada Inc. and its subsidiaries dated as of March 23, 2004 [Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(4.17)	Fifteenth Amendment to the Amended and Restated Loan and Security Agreement by and between GE Commercial Distribution Finance Corporation an GE Commercial Distribution Finance Canada Inc. and its subsidiaries dated as of September 21, 2004 [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(4.18)	Sixteenth Amendment to the Amended and Restated Loan and Security Agreement by and between GE Commercial Distribution Finance Corporation and GE Commercial Distribution Finance Canada Inc. and Gehl Company and its subsidiaries dated as of December 31, 2004 [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 2, 2005]

(4.19)	Seventeenth Amendment to the Amended and Restated Loan and Security Agreement by and between GE Commercial Distribution Finance Corporation and GE Commercial Distribution Finance Canada Inc. and Gehl Company and its subsidiaries dated as of February 24, 2005 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(4.20)	Rights Agreement, dated as of May 28, 1997, between Gehl Company and U.S. Bank National Association (as successor to Firstar Trust Company) [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.21)	Amendment to Rights Agreement, dated as of September 20, 2002 by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(10.1)*	Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Hahn, Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.2)*	Gehl Company Director Stock Grant Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)*	Employment Agreement by and between Gehl Company and William D. Gehl dated as of June 14, 2004 (executed as of July 30, 2004) [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.4)*	Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.5)*	Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.6)*	Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.7)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(10.8)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.9)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(10.10)*	Gehl Company Retirement Income Plan “B”, as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.11)*	Amendments to Gehl Company Retirement Income Plan “B” [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.12)*	Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.13)*	Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14)*	Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.15)*	Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.16)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.17)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.18)*	Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.19)*	Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.20)*	Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.21)*	Gehl Company 2003 Incentive Bonus Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003]

(10.22)*	Gehl Company 2004 Incentive Compensation Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(10.23)*	Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders and by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.24)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.25)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.26)*	Form of Election Relating to Withholding Taxes In Connection With the Exercise of a Non-Qualified Stock Option used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.27)*	Form of Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.28)*	Form of Amendment to the Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated May 1, 2004 [Incorporated by reference to Exhibit 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.29)	Shareholder Agreement, dated July 22, 2004 by and between Gehl Company and Manitou BF S.A. [Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.30)*	Change in Control and Severance Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.31)*	Supplemental Retirement Benefit Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.33)	Form of Restricted Stock Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.34)*	Director’s Compensation schedule effective January 1, 2005 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.35)	Purchase and Sale Agreement, dated February 24, 2005, between Gehl Company and Gehl Receivables LLC [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.36)	Sale and Servicing Agreement, dated February 24, 2005, among Gehl Receivables LLC, Gehl Funding LLC, Gehl Company, JPMorgan Chase Bank, National Association and Systems and Services Technologies, Inc. [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.37)	Indenture, dated February 24, 2005, among Gehl Funding LLC, UBS Real Estate Securities Inc. and JPMorgan Chase Bank, National Association [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.38)	Note Purchase Agreement, dated February 24, 2005, among Gehl Funding LLC, Gehl Company and UBS Real Estate Securities Inc. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(21)	Subsidiaries of Gehl Company

(23)	Consent of PricewaterhouseCoopers LLP

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Proxy Statement for 2005 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

* A management contract or compensatory plan or arrangement.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.