Form 10-K/A
period 2004-12-31
GEHL CO
filed 2005-03-14
CIK 856386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

AMENDMENT NO. 1 TO

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

DOCUMENTS INCORPORATED BY REFERENCE

Gehl Company Proxy Statement for the 2005 Annual Meeting of Shareholders, filed on March 7, 2005

        The undersigned Registrant hereby amends and restates Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2004 to provide in its entirety as follows:

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

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

GEHL COMPANY
Date: March 14, 2005	By /s/ William D. Gehl
William D. Gehl,
Chairman of the Board of Directors
and Chief Executive Officer

GEHL COMPANYINDEX
TO EXHIBITS

Exhibit Number	Document Description

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3