Form 10-Q
period 2005-04-02
GEHL CO
filed 2005-05-12
CIK 856386

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes    X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2005
Common Stock, $.10 Par Value	6,762,153

Gehl Company

FORM 10-Q

April 2, 2005

Report Index

		Page No.
PART I. -	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income for the Three-Month Periods Ended
	April 2, 2005 and March 27, 2004	3
	Condensed Consolidated Balance Sheets at April 2, 2005,
	December 31, 2004, and March 27, 2004	4
	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended
	April 2, 2005 and March 27, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19
PART II. -	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20
Signatures		20

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended
	April 2, 2005	March 27, 2004
Net sales	$119,041	$84,687
Cost of goods sold	95,500	67,291

Gross profit	23,541	17,396
Selling, general and administrative expenses	15,116	12,782

Income from operations	8,425	4,614
Interest expense	(1,440)	(588)
Interest income	1,133	426
Other expense, net	(658)	(117)

Income before income taxes	7,460	4,335
Provision for income taxes	2,536	1,430

Net income	$4,924	$2,905

Net income per share:
Diluted	$.71	$.53

Basic	$.74	$.54

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	April 2, 2005	December 31, 2004	March 27, 2004
Assets
Cash	$26,142	$5,262	$2,774
Accounts receivable - net	158,449	123,514	122,868
Finance contracts receivable - net	40,667	73,343	4,980
Inventories	42,614	38,925	34,287
Deferred income tax assets	8,104	8,104	7,128
Prepaid expenses and other current assets	3,030	2,859	4,655

Total current assets	279,006	252,007	176,692

Property, plant and equipment - net	34,683	34,072	34,780
Finance contracts receivable - net, non-current	2,404	3,181	2,641
Goodwill	11,748	11,748	11,748
Other assets	21,890	7,192	3,180

Total assets	$349,731	$308,200	$229,041

Liabilities and Shareholders' Equity
Current portion of long-term debt obligations	$217	$225	$159
Short-term debt obligations	28,908	20,151	--
Accounts payable	49,546	41,882	42,855
Accrued and other current liabilities	26,299	26,901	32,240

Total current liabilities	104,970	89,159	75,254

Line of credit facility	87,456	69,045	42,070
Long-term debt obligations	395	422	185
Deferred income tax liabilities	1,247	1,247	1,742
Other long-term liabilities	12,588	11,866	8,250

Total long-term liabilities	101,686	82,580	52,247

Common stock, $.10 par value, 25,000,000 shares
authorized, 6,762,153, 6,621,215 and 5,410,937
shares outstanding, respectively	676	662	541
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	32,630	30,422	7,535
Retained earnings	120,413	115,489	105,007
Accumulated other comprehensive loss	(10,644)	(10,112)	(11,543)

Total shareholders' equity	143,075	136,461	101,540

Total liabilities and shareholders' equity	$349,731	$308,200	$229,041

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	April 2, 2005	March 27, 2004
Cash Flows from Operating Activities
Net income	$4,924	$2,905
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	1,415	1,241
Compensation expense for long-term incentive stock grants	53	--
Cost of sales of finance contracts	(717)	(246)
Proceeds from sales of finance contracts	46,643	23,535
Increase in finance contracts receivable	(12,473)	(26,382)
Net changes in remaining working capital items	(46,212)	(17,797)

Net cash used for operating activities	(6,367)	(16,744)

Cash Flows from Investing Activities
Property, plant and equipment additions	(2,053)	(847)
Proceeds from the sale of property, plant and equipment	--	212
Decrease in other assets	(2)	(104)

Net cash used for investing activities	(2,055)	(739)

Cash Flows from Financing Activities
Proceeds from revolving credit loans	18,411	15,730
Proceeds from short-term borrowings	13,758	--
Repayments of short-term borrowings	(5,000)	--
Repayments of other borrowings	(36)	(39)
Proceeds from exercise of stock options	2,169	878

Net cash provided by financing activities	29,302	16,569

Net increase (decrease) in cash	20,880	(914)
Cash, beginning of period	5,262	3,688

Cash, end of period	$26,142	$2,774

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$1,203	$610
Income taxes	$2,069	$185

The accompanying notes are an integral part of the financial statements

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 2, 2005
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

        In the opinion of management, the information furnished for the three-month periods ended April 2, 2005 and March 27, 2004 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due in part to the seasonal nature of the Company’s business, the results of operations for the three-month period ended April 2, 2005 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

        The effect on net income and net income per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

	April 2, 2005	March 27, 2004
Net income, as reported	$4,924	$2,905
Less: stock-based compensation expense determined based on
fair value method, net of tax	(138)	(152)

Pro forma net income	$4,786	$2,753

Diluted net income per share:
As reported	$.71	$.53
Pro forma	$.69	$.50
Basic net income per share:
As reported	$.74	$.54
Pro forma	$.72	$.51

Note 3 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

Note 4 – Finance Contracts Receivable Financing

        In February 2005, the Company entered into an asset securitization program with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Company has retained collection and administrative responsibilities for each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable, which represents 9.5% of the principal balance of the finance contracts receivable sold, is subordinate to the Purchaser’s interest. The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At April 2, 2005, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 3.6% based on U.S. Treasury rates, an 18.5 month weighted-average prepayable portfolio life and a 0.5% annual loss rate. The retained interest recorded at April 2, 2005 is $14.8 million and is included in other assets in the accompanying Condensed Consolidated Balance Sheet.

        The securitization program has a final maturity in February 2008, subject to annual renewal by the Purchaser. The total credit capacity under the program is $150 million, with finance contracts receivable sold and being serviced by the Company totaling $49.4 million at April 2, 2005.

        During the three-month period ended April 2, 2005, the Company received proceeds from the sale of finance contracts receivable of $46.6 million and recorded a loss on sale of $0.3 million. The loss on sale was more than offset by a $1.1 million unrealized gain on interest rate swaps that were put in place to hedge gains / losses on the sale of finance contracts receivable (see note 11). The Company did not receive any service fee income or cash flows related to the retained interest during the three-month period ended April 2, 2005.

        The securitization program is accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Condensed Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

        The Company incurred one-time transaction costs of $1.1 million, which are included in other expense in the accompanying Condensed Consolidated Statement of Income, related to the implementation of the asset securitization program during the three-month period ended April 2, 2005.

Note 5 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	April 2, 2005	December 31, 2004	March 27, 2004
Raw materials and supplies	$17,700	$17,828	$14,026
Work-in-process	3,584	3,479	3,379
Finished machines and parts	49,140	45,428	39,830

Total current cost value	70,424	66,735	57,235
Adjustment to LIFO basis	(27,810)	(27,810)	(22,948)

	$42,614	$38,925	$34,287

Note 6 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the three-month period ended April 2, 2005 were as follows (in thousands):

Balance as of December 31, 2004	$5,028
Accruals for warranties issued during the period	1,361
Accruals related to pre-existing warranties
(including changes in estimates)	--
Settlements made (in cash or in kind) during the period	(1,112)

Balance as of April 2, 2005	$5,277

Note 7 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	April 2, 2005	March 27, 2004
Service cost	$210	$196
Interest cost	720	670
Expected return on plan assets	(836)	(753)
Amortization of prior service cost	52	52
Amortization of net loss	355	311

Net periodic benefit	$501	$476

        The Company anticipates making $1.8 million of contributions to the pension plans during 2005. No contributions were made during the three-month period ended April 2, 2005.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	April 2, 2005	March 27, 2004
Service cost	$85	$73
Interest cost	80	73
Amortization of prior service cost	23	23
Amortization of net loss	17	13

Net periodic benefit	$205	$182

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	April 2, 2005	March 27, 2004
Service cost	$19	$15
Interest cost	22	22
Amortization of transition obligation	6	6
Amortization of net loss	11	5

Net periodic benefit	$58	$48

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

        A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	April 2, 2005	March 27, 2004
Basic shares	6,673	5,356
Effect of options	261	140

Diluted shares	6,934	5,496

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	April 2, 2005	March 27, 2004
Net income (loss)	$4,924	$2,905
Foreign currency translation
adjustments	(473)	(243)
Unrealized losses	(59)	--

Other comprehensive loss	(532)	(243)

Comprehensive income (loss)	$4,392	$2,662

Note 9 – Business Segments

The Company has two segments, construction equipment and agricultural equipment, as the long-term financial performance of these segments is affected by separate economic conditions and cycles. Segment net sales and income from operations tend to be aligned with the distribution networks of the Company, and correlate with the manner in which the Company evaluates performance.

	Three Months Ended
	April 2, 2005	March 27, 2004
Net sales:
Construction	$84,016	$54,420
Agricultural	35,025	30,267

Consolidated	$119,041	$84,687

Income from operations:
Construction	$6,981	$4,172
Agricultural	1,444	442

Consolidated	$8,425	$4,614

Note 10 – Stock Repurchases

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares under this authorization were repurchased during the three-month period ended April 2, 2005 nor the three-month period ended March 27, 2004. As of April 2, 2005, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Note 11 – Financial Instruments

        The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates. The use of derivatives is restricted to those intended for hedging purposes.

        The Company is a party to three interest rate swap agreements (“swaps”). The swaps, which expire in five years, are hedges protecting against underlying changes in interest rates and their impact on the gains / losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains / losses associated with the fair values of interest rate swaps would be offset by gains / losses on the sale of the underlying retail finance contracts. Under the swaps, the Company receives interest on a variable London Interbank Offered Rate for one-month deposits and pays on a fixed rate ranging from of 3.18% to 3.41%.

        The Company’s derivative instruments are recorded at fair value in the Condensed Consolidated Balance Sheet. At April 2, 2005, the notional amount of the swaps totaled $61.3 million and fair value adjustments of $1.2 million were recorded as a current asset. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005, which more than offset the $0.3 million loss incurred on the sale of finance contracts during the period (see footnote 4). Changes, if any, in the fair value of the swaps from April 2, 2005 to the time the Company terminates the swaps will be recorded as other income or expense. The Company did not terminate the swaps during the three-month period ended April 2, 2005 because the swaps continue to provide an economic hedge for the finance contracts still owned by the Company for future sales. The Company intends to terminate the swaps during the second quarter of 2005.

Note 12 – Accounting Pronouncements

        During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended April 2, 2005 Compared to Three Months Ended March 27, 2004

Net Sales

        Net sales in the three months ended April 2, 2005 (“2005 first quarter”) were $119.0 million compared to $84.7 million in the three months ended March 27, 2004 (“2004 first quarter”), an increase of $34.4 million, or 41%.

        Construction equipment segment net sales were $84.0 million in the 2005 first quarter compared to $54.4 million in the 2004 first quarter, an increase of $29.6 million, or 54%. 2005 first quarter construction segment net sales were favorably impacted by the overall economic expansion and continued strength of the construction markets during the period. Demand for the Company’s skid loaders remained strong as shipments increased nearly 30% from the 2004 first quarter. Telescopic handler shipments in the 2005 first quarter doubled from the 2004 first quarter as demand from larger rental customers continued to strengthen in the 2005 first quarter. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in 2005 first quarter shipments which were up over 20% from the 2004 first quarter. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2005 first quarter as sales increased over 50% from the 2004 first quarter.

        Agricultural equipment segment net sales were $35.0 million in the 2005 first quarter, compared to $30.3 million in the 2004 first quarter, an increase of $4.8 million, or 16%. 2005 first quarter agricultural equipment segment net sales were favorably impacted by the overall economic expansion and the continued strength of milk prices paid to dairy farmers. Skid loader shipments to agricultural dealers during the 2005 first quarter were up nearly 20% from the 2004 first quarter and shipments of agricultural implements in the 2005 first quarter increased nearly 10% from the 2004 first quarter.

        Of the Company’s total net sales reported for the 2005 first quarter, $16.9 million were made to customers residing outside of the United States compared with $14.9 million in the 2004 first quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $23.5 million in the 2005 first quarter compared to $17.4 million for the 2004 first quarter, an increase of $6.1 million, or 35%. Gross profit as a percent of net sales (gross margin) was 19.8% for the 2005 first quarter compared to 20.5% for the 2004 first quarter. The reduction in the 2005 first quarter margin was primarily due to higher steel and component parts costs. These cost increases, which adversely impacted the 2005 first quarter margin by approximately 6.0%, were partially offset by selective selling price increases in the first, third and fourth quarters of 2004, as well as lower levels of discounts and sales incentives, which increased the gross margin by approximately 5.3%.

        Gross margin for the construction equipment segment was 20.5% for the 2005 first quarter compared to 22.6% for the 2004 first quarter. The unfavorable impact of the cost issues noted above reduced the gross margin by approximately 6.4%. This was partially offset by the favorable impact of the selective price increases, which increased the gross margin by approximately 4.3%.

        Gross margin for the agricultural equipment segment was 18.1% for the 2005 first quarter compared to 16.9 % for the 2004 first quarter. The favorable impact of the selective price increases and lower levels of discounts and incentives increased the gross margin by approximately 6.9%. This was partially offset by the adverse impact of the cost issues noted above, which reduced margins by approximately 5.7%.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.1 million, or 12.7% of net sales, for the 2005 first quarter compared to $12.8 million, or 15.1% of net sales, for the 2004 first quarter. The increase in spending is primarily the result of items that vary with sales levels; however, selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for the 2005 first quarter was $8.4 million, or 7.1% of net sales, compared to income from operations of 4.6 million, or 5.4% of net sales, for the 2004 first quarter, an increase of $3.8 million.

Interest Expense

        Interest expense was $1.4 million for the 2005 first quarter compared to $0.6 million for the 2004 first quarter, an increase of $0.9 million. The increase in interest expense was due to an increase in the average outstanding debt and an increase in borrowing costs as the London Interbank Offered Rate for one-month deposits increased from the 2004 first quarter to the 2005 first quarter. See “Financial Condition” section below for discussion of changes in outstanding debt.

Interest Income

        Interest income was $1.1 million for the 2005 first quarter compared to $0.4 million for the 2004 first quarter, an increase of $0.7 million. The increase in interest income is primarily due to the interest earned on the increased balance of finance contracts as the Company was retaining finance contracts for sale under an asset securitization program. See “Financial Condition” section below for discussion of the asset securitization program.

Net Other Expense

        The Company recorded net other expense of $0.7 million and $0.1 million in the 2005 first quarter and 2004 first quarter, respectively. The increase in net other expense was primarily due to $1.2 million of one time and other costs incurred with the asset securitization program and a $0.3 million loss on the sale of finance contracts, which was partially offset by a $1.1 million unrealized gain on swap contracts the Company put in place to hedge the gain / loss on sale of finance contracts.

Net Income

        Net income was $4.9 million in the 2005 first quarter, or 4.1% of net sales, compared to net income of $2.9 million in the 2004 first quarter, or 3.4% of net sales, an increase of $2.0 million.

Financial Condition

        The Company’s working capital was $174.0 million at April 2, 2005, as compared to $162.8 million at December 31, 2004, and $101.4 million at March 27, 2004. The increase since March 27, 2004 was primarily due to increases in cash ($23.4 million), accounts receivable ($35.6 million) and finance contracts receivable ($35.7 million) offset, in part, by short-term borrowings ($29.0 million). The increase in cash was due to the timing of funds received from a sale of finance contracts on April 1, 2005. The cash was used to pay down long-term debt on April 4, 2005. The increase in accounts receivable was due to strong shipments, which were primarily driven by strong demand for skid loaders, telescopic handlers and compact track loaders. Finance contracts receivable increased as the Company had been holding finance contracts for a sale under an asset securitization program. During the 2005 first quarter, the Company sold a portion of these contracts through the asset securitization program (see additional discussion below). At April 2, 2005, the Company had borrowed $28.9 million on a term basis, secured by a first priority lien on an assigned pool of finance contracts receivable, from a commercial bank lender.

        The increase in working capital from December 31, 2004 was primarily due to increases in cash ($20.9 million) and accounts receivable ($34.9 million) offset, in part, by a decrease in finance contracts receivable ($32.7 million) and an increase in short-term borrowings ($8.7 million). See the previous paragraph for discussion of the increase in cash and accounts receivable. At December 31, 2004, the Company was holding finance contracts for a sale under an asset securitization program. During the 2005 first quarter, the Company sold a portion of the finance contracts under this program resulting in the decrease in finance contracts receivable. The increase in short-term borrowings was due to additional borrowing to support working capital requirements.

        Capital expenditures for property, plant and equipment during the 2005 first quarter were approximately $2.1 million. During 2005, the Company anticipates making an aggregate of up to $16.7 million in capital expenditures. The Company has outstanding commitments for capital expenditures at April 2, 2005 of approximately $5.0 million. The Company believes that its present manufacturing facilities, with the in-progress capacity expansion at its Yankton, SD facility, will be sufficient to provide adequate capacity for its operations through the foreseeable future.

        The Company maintains a $75 million line of credit facility (the “Facility”) which expires December 31, 2007, and is subject to a borrowing base related to the Company’s accounts receivable, unassigned finance contracts receivable and inventories. Under the terms of the Facility, the line of credit is increased to $90 million each year for the time period March 1 to July 15. Amendments to the Facility in September and December of 2004 extended the $90 million line of credit through December 31, 2004 and February 28, 2005, respectively. The Company had available unused borrowing capacity of $1.0 million, $19.3 million and $46.5 million under the Facility at April 2, 2005, December 31, 2004, and March 27, 2004, respectively. At April 2, 2005, December 31, 2004, and March 27, 2004, the Company’s outstanding borrowings under the Facility were $87.5 million, $69.0 million and $42.1 million, respectively. On April 4, 2005, the Company used $23.4 million in proceeds from an April 1, 2005 sale of finance contracts to reduce its borrowings under the Facility to $64.1 million and increase availability under the facility to $24.4 million. As of April 2, 2005, the weighted-average interest rate paid by the Company on outstanding borrowings under its Facility was 5.5%.

        In December 2004 the Company entered into a term basis borrowing arrangement with a commercial bank lender. Borrowings under this arrangement were $28.9 million and $20.2 million at April 2, 2005 and December 31, 2004, respectively and are classified as short-term borrowings in accompanying Condensed Consolidated Balance Sheets. Borrowings are secured by a first priority lien on an assigned pool of finance contracts receivable. As of April 2, 2005, the weighted-average interest rate paid by the Company on outstanding borrowings under this arrangement was 5.3%.

        The changes in total borrowings from March 27, 2004 and December 31, 2004 to April 2, 2005 were primarily due to increases in working capital requirements as discussed above.

        The Company believes it has access to adequate capital resources and borrowing arrangements to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2005 will continue to be funded by operations and the Company’s borrowing arrangements.

        The sale of finance contracts is an important component of the Company’s overall liquidity. In February 2005, the Company entered into an asset securitization program with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable, which represents 9.5% of the principal balance of the finance contracts receivable sold, is subordinate to the Purchaser’s interest. At April 2, 2005, the Company had available unused borrowing capacity of $100.6 million under this facility. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through this asset securitization program or similar asset securitization programs. In addition to the asset securitization program, the Company has arrangements with several financial institutions and financial service companies to sell, with recourse, its finance contracts receivable. The Company continues to service substantially all contracts, whether or not sold. At April 2, 2005, the Company serviced $234.9 million of such contracts, of which $191.8 million were owned by other parties. Of the $191.8 million sold finance contracts owned by other parties, $49.4 million were sold through the asset securitization program.

        At April 2, 2005, shareholders’ equity had increased $41.5 million to $143.1 million from $101.5 million at March 27, 2004. This increase was due to the net income earned from March 27, 2004 to April 2, 2005, $19.8 million in proceeds from the sale of 961,768 shares of common stock in July 2004, exercise of stock options, currency translation adjustments and the minimum pension liability adjustment recorded in 2004.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the three-month period ended April 2, 2005 nor the three-month period ended March 27, 2004. As of April 2, 2005, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        Other than the changes in the outstanding borrowings and capital commitments, as described above, there have been no material changes to the annual maturities of debt obligations, future minimum non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Accounting Pronouncements

        During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

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

Outlook

        On April 2, 2005, the Company raised both its net sales and earnings per share outlook for the year. The Company now expects 2005 net sales in the range of $440 million to $460 million and earnings of between $2.70 and $2.80 per diluted share.

        The Company’s first quarter results and current order backlog have exceeded the initial 2005 forecast and confirm the strength of the markets the Company serves. The Company anticipates the additional sales growth and cost control efforts to drive increased earnings for the remainder of the year. Although steel prices have begun to moderate, the Company does expect other supplier cost increases to continue and put downward pressure on the Company’s gross margin rate.

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including the statements in the section entitled “Full Year Outlook,” are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2005 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of April 2, 2005. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2005.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 2, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three-month period ended April 2, 2005. As of April 2, 2005, the Company had authority to repurchase 348,100 shares under the plan.

Item 6. Exhibits

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: May 11, 2005	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: May 11, 2005	By: /s/ Thomas M. Rettler
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