Form 10-Q
period 2005-07-02
GEHL CO
filed 2005-08-11
CIK 856386

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2005
Common Stock, $.10 Par Value	6,825,901

Gehl Company

FORM 10-Q

July 2, 2005

Report Index

		Page No.

PART I. - Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income for the Three-and Six-month Periods
	Ended July 2, 2005 and June 26, 2004	3
	Condensed Consolidated Balance Sheets at July 2, 2005,
	December 31, 2004, and June 26, 2004	4
	Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended
	July 2, 2005 and June 26, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
PART II. - Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits	26
Signatures		26

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	$138,201	$95,499	$257,242	$180,186
Cost of goods sold	111,255	76,472	206,755	143,763

Gross profit	26,946	19,027	50,487	36,423
Selling, general and
administrative expenses	15,709	12,278	30,825	25,060

Income from operations	11,237	6,749	19,662	11,363
Interest expense	(1,577)	(656)	(3,017)	(1,244)
Interest income	1,071	474	2,204	900
Other expense, net	(2,213)	(721)	(2,871)	(838)

Income before income taxes	8,518	5,846	15,978	10,181
Provision for income taxes	2,896	1,931	5,432	3,361

Net income	$5,622	$3,915	$10,546	$6,820

Net income per share:
Diluted	$.80	$.69	$1.51	$1.22

Basic	$.83	$.72	$1.57	$1.26

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	July 2, 2005	December 31, 2004	June 26, 2004
Assets
Cash	$8,932	$5,262	$2,597
Accounts receivable - net	189,867	123,514	132,277
Finance contracts receivable - net	26,730	73,343	9,346
Inventories	35,719	38,925	29,341
Deferred income tax assets	8,104	8,104	7,128
Prepaid expenses and other current assets	1,953	2,859	4,374

Total current assets	271,305	252,007	185,063

Property, plant and equipment - net	37,490	34,072	33,960
Finance contracts receivable - net, non-current	2,404	3,181	4,182
Goodwill	11,748	11,748	11,748
Other assets	22,222	7,192	3,184

Total assets	$345,169	$308,200	$238,137

Liabilities and Shareholders' Equity
Current portion of long-term debt obligations	$217	$225	$113
Short-term debt obligations	--	20,151	--
Accounts payable	55,426	41,882	41,695
Accrued and other current liabilities	30,617	26,901	30,794

Total current liabilities	86,260	89,159	72,602

Long-term debt obligations	95,369	69,467	46,756
Deferred income tax liabilities	1,247	1,247	1,742
Other long-term liabilities	13,495	11,866	10,822

Total long-term liabilities	110,111	82,580	59,320

Common stock, $.10 par value, 25,000,000 shares
authorized, 6,825,901, 6,621,215 and 5,482,018
shares outstanding, respectively	682	662	548
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued
Capital in excess of par	33,509	30,422	8,259
Retained earnings	126,035	115,489	108,922
Accumulated other comprehensive loss	(11,428)	(10,112)	(11,514)

Total shareholders' equity	148,798	136,461	106,215

Total liabilities and shareholders' equity	$345,169	$308,200	$238,137

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	July 2, 2005	June 26, 2004
Cash Flows from Operating Activities
Net income	$10,546	$6,820
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	2,831	2,482
Compensation expense for long-term incentive stock grants	106	--
Gain on sale of property, plant and equipment	(160)	(86)
Cost of sales of finance contracts	1,015	296
Proceeds from sales of finance contracts	102,170	57,318
Increase in finance contracts receivable	(56,220)	(66,613)
Net changes in remaining working capital items	(60,144)	(21,979)

Net cash provided by (used for) operating activities	144	(21,762)

Cash Flows from Investing Activities
Property, plant and equipment additions	(6,488)	(1,337)
Proceeds from the sale of property, plant and equipment	357	378
Other assets	31	(123)

Net cash used for investing activities	(6,100)	(1,082)

Cash Flows from Financing Activities
Proceeds from revolving credit loans	25,955	20,248
Proceeds from short-term borrowings	24,482	--
Repayment of short-term borrowings	(44,633)	--
Proceeds from (Repayments of) other borrowings - net	821	(103)
Proceeds from exercise of stock options	3,001	1,608

Net cash provided by financing activities	9,626	21,753

Net increase (decrease) in cash	3,670	(1,091)
Cash, beginning of period	5,262	3,688

Cash, end of period	$8,932	$2,597

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$3,037	$1,257
Income taxes	$3,500	$539

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 2, 2005
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

        In the opinion of management, the information furnished for the three- and six-month periods ended July 2, 2005 and June 26, 2004 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due in part to the seasonal nature of the Company’s business, the results of operations for the three- and six-month period ended July 2, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

        The effect on net income and net income per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net income, as reported	$5,622	$3,915	$10,546	$6,820
Less: stock-based compensation expense
determined based on the fair value
method, net of tax	(137)	(152)	(275)	(304)

Pro forma net income	$5,485	$3,763	$10,271	$6,516

Diluted net income per share:
As reported	$.80	$.69	$1.51	$1.22
Pro forma	$.78	$.67	$1.47	$1.17
Basic net income per share:
As reported	$.83	$.72	$1.57	$1.26
Pro forma	$.81	$.69	$1.53	$1.21

Note 3 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

Note 4 – Finance Contracts Receivable Financing

        In February 2005, the Company entered into an asset securitization program (“program”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote qualified special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Company has retained collection and administrative responsibilities for each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable, which represents 9.5% of the principal balance of the finance contracts receivable sold, is subordinate to the Purchaser’s interest. The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At July 2, 2005, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 3.6% based on U.S. Treasury rates, an 18.5 month weighted-average prepayable portfolio life and a 0.5% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. The retained interest recorded at July 2, 2005 is $14.8 million and is included in other assets in the accompanying Condensed Consolidated Balance Sheet.

        The securitization program has a final maturity in February 2008, subject to annual renewal by the Purchaser. The total credit capacity under the program is $150 million, with finance contracts receivable sold and being serviced by the Company totaling $84.2 million at July 2, 2005. Of the $84.2 million in sold contracts receivable, $2.2 million were greater than 60 days past due and deemed ineligible under the program. Credit losses on contracts sold under the program were $0.2 million as of July 2, 2005.

        During the six-month period ended July 2, 2005, the Company received proceeds from the sale of finance contracts receivable of $74.6 million and recorded a loss on sale of $0.9 million. The loss on sale was partially offset by a $0.4 million realized gain on the termination of interest rate swap contracts that were put in place to hedge gains / losses on the sale of finance contracts receivable (see note 12). The Company received $0.1 million in service fee income during the six-month period ended July 2, 2005. The Company did not receive any cash flows related to the retained interest during the six-month period ended July 2, 2005.

        The Company incurred one-time transaction costs of $1.4 million, which are included in other expense in the accompanying Condensed Consolidated Statement of Income, related to the implementation of the asset securitization program.

        During the six-month period ended July 2, 2005, the Company sold $28.0 million of retail finance contracts to a financial institution on a limited recourse basis. The Company incurred a $0.5 million loss on the sale of these retail finance contracts.

        These sales were accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Condensed Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Note 5 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	July 2, 2005	December 31, 2004	June 26, 2004
Raw materials and supplies	$19,086	$17,828	$15,658
Work-in-process	3,819	3,479	2,924
Finished machines and parts	40,623	45,428	33,707

Total current cost value	63,527	66,735	52,289
Adjustment to LIFO basis	(27,809)	(27,810)	(22,948)

	$35,719	$38,925	$29,341

Note 6 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the six-month periods ended July 2, 2005 and June 26, 2004 were as follows (in thousands):

	2005	2004
Beginning balance	$5,028	$4,054
Accruals for warranties issued during the period	5,259	1,930
Accruals related to pre-existing warranties	--	--
(including changes in estimates)
Settlements made (in cash or in kind) during the period	(2,261)	(1,799)

Ending balance	$8,026	$4,185

        During the three-month period ended July 2, 2005, the Company recorded a $2.3 million warranty reserve associated with purchased components that the Company incorporated into one of its product lines. The Company anticipates recovering a substantial portion of its costs associated with the warranty charge from its suppliers. In accordance with applicable accounting standards, the Company expects to record recoveries from its suppliers in subsequent periods.

Note 7 – Debt Obligations

        On June 3, 2005, the Company entered into a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At the Company’s election, the credit commitment can be increased to $175 million at any time during the Facility’s term. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus .75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.5%. As of July 2, 2005, the weighted average interest rate on Company borrowings outstanding under the Facility was 4.63%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of July 2, 2005.

        Amounts borrowed under the Facility were used to repay, in full, the Company’s asset-based senior secured debt and other short-term borrowings. Borrowings under the Facility were $95.0 million at July 2, 2005. Available unused borrowings under the Facility were $30.0 million at July 2, 2005.

Note 8 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Service cost	$210	$197	$420	$393
Interest cost	720	670	1,440	1,340
Expected return on plan assets	(836)	(753)	(1,671)	(1,506)
Amortization of prior service cost	52	52	104	104
Amortization of net loss	355	310	710	621

Net periodic benefit cost	$501	$476	$1,003	$952

        The Company anticipates making $1.8 million of contributions to the pension plans during 2005. The Company made contributions totaling $0.6 million during the six-month period ended July 2, 2005.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Service cost	$85	$73	$170	$146
Interest cost	80	73	160	146
Amortization of prior service cost	23	23	45	46
Amortization of net loss	17	12	34	25

Net periodic benefit cost	$205	$181	$409	$363

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Service cost	$19	$16	$38	$31
Interest cost	23	21	45	43
Amortization of transition obligation	6	6	11	12
Amortization of net loss	11	5	22	10

Net periodic benefit cost	$58	$48	$116	$96

Note 9 – Net Income Per Share and Comprehensive Income

        Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options.

        A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	Three Months Ended
	July 2, 2005	June 26, 2004
Basic shares	6,789	5,454
Effect of options	279	186

Diluted shares	7,069	5,640

	Six Months Ended
	July 2, 2005	June 26, 2004
Basic shares	6,731	5,405
Effect of options	270	163

Diluted shares	7,001	5,568

        The components of comprehensive income (loss) are as follows (in thousands):

	Six Months Ended
	July 2, 2005	June 26, 2004
Net income (loss)	$10,546	$6,820
Foreign currency translation
adjustments	(1,257)	(214)
Unrealized losses, net of taxes	(59)	--

Other comprehensive loss	(1,316)	(214)

Comprehensive income (loss)	$9,230	$6,606

Note 10 – Business Segments

The Company has two segments, construction equipment and agricultural equipment, as the long-term financial performance of these segments is affected by separate economic conditions and cycles. Segment net sales and income from operations tend to be aligned with the distribution networks of the Company, and correlate with the manner in which the Company evaluates performance.

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net Sales:
Construction	$97,829	$61,567	$181,845	$115,987
Agricultural	40,372	33,932	75,397	64,199

Consolidated	$138,201	$95,499	$257,242	$180,186

Income from Operations:
Construction	$8,928	$5,262	$15,908	$9,434
Agricultural	2,309	1,487	3,754	1,929

Consolidated	$11,237	$6,749	$19,662	$11,363

Note 11 – Stock Repurchases

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares under this authorization were repurchased during the six-month period ended July 2, 2005 nor the six-month period ended June 26, 2004. As of July 2, 2005, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Note 12 – Financial Instruments

        The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

        The Company was party to three interest rate swap agreements (“swaps”) that were put in place as hedges protecting against underlying changes in interest rates and their impact on the gains / losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains / losses associated with the fair values of interest rate swaps would be offset by gains / losses on the sale of the underlying retail finance contracts. Under the swaps, the Company received interest on a variable LIBOR for one-month deposits and paid on a fixed rate ranging from of 3.18% to 3.41%. Although the Company continued to own finance contracts during the term of the swaps, under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005. The Company terminated the swaps during the three-month period ended July 2, 2005 and recorded $0.7 million of other expense during such period. The Company realized a net gain of $0.4 million on these swaps for the six-month period ended July 2, 2005.

        The Company has purchase commitments to pay certain suppliers in Euros. In May 2005, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S Dollar versus the Euro as a result of the Euro purchase commitments. The forward contracts expire between July 29, 2005 and December 31, 2005 and have a notional amount of €4.8 million ($6.1 million) and contract rates ranging from €1.0:$1.2686 to €1.0:$1.2755. As the contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a current liability and cost of goods sold of $0.3 million during the six-month period ended July 2, 2005.

Note 13 – Accounting Pronouncements

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

Note 14 – Subsequent Event

        On July 22, 2005, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock, to be effected in the form of a 50 percent stock dividend. On August 24, 2005, the Company will distribute one share of Company common stock for every two shares of common stock held by shareholders of record as of August 10, 2005. Fractional shares arising from the stock dividend will be settled in cash.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended June 26, 2004

Net Sales

        Net sales in the three months ended July 2, 2005 (“2005 second quarter”) were $138.2 million compared to $95.5 million in the three months ended June 26, 2004 (“2004 second quarter”), an increase of $42.7 million, or 45%.

        Construction equipment segment net sales were $97.8 million in the 2005 second quarter compared to $61.6 million in the 2004 second quarter, an increase of $36.3 million, or 59%. 2005 second quarter construction segment net sales were favorably impacted by the continued strength of the construction markets during the period. Demand for the Company’s skid loaders remained strong as shipments increased over 38% from the 2004 second quarter. Telescopic handler shipments in the 2005 second quarter increased over 65% from the 2004 second quarter as demand from larger rental customers was strong in the 2005 second quarter. Demand for compact track loaders and compact excavators resulted in sales more than doubling from the 2004 second quarter. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2005 second quarter as sales increased over 55% from the 2004 second quarter due to continued strength in certain European markets. In addition to the shipment increases noted above, over 6 percentage points of the net sales increase was due to 2004 third and fourth quarter price increases.

        Agricultural equipment segment net sales were $40.4 million in the 2005 second quarter, compared to $33.9 million in the 2004 second quarter, an increase of $6.4 million, or 19%. The increase in shipments was primarily due to demand for skid loaders and compact track loaders as shipments increased over 20% and 100%, respectively. In addition to the shipment increases noted above, over 5 percentage points of the net sales increase was due to 2004 third and fourth quarter price increases. These increases in shipments were partially offset by a 15% reduction in the shipment of agricultural implements in the period, primarily due to overall declines in market demand for certain products.

        Of the Company’s total net sales reported for the 2005 second quarter, $22.5 million were made to customers residing outside of the United States compared with $16.7 million in the 2004 second quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $26.9 million in the 2005 second quarter compared to $19.0 million for the 2004 second quarter, an increase of $7.9 million, or 42%. Gross profit as a percent of net sales (gross margin) was 19.5% for the 2005 second quarter compared to 19.9% for the 2004 second quarter. The reduction in the 2005 second quarter margin was primarily due to higher steel and component parts costs, which adversely impacted the 2005 second quarter margin by approximately 5.2 percentage points. In addition, the 2005 second quarter gross margin was reduced by approximately 0.4 percentage points due to a temporary shutdown of the Company’s West Bend manufacturing facility. These reductions in gross margin were largely offset by selective selling price increases in the third and fourth quarters of 2004, as well as lower levels of discounts and sales incentives, which increased the gross margin by approximately 5.2 percentage points.

        Gross margin for the construction equipment segment was 20.9% for the 2005 second quarter compared to 21.3% for the 2004 second quarter. The unfavorable impact of the cost issues noted above reduced the gross margin by approximately 5.7 percentage points. This was largely offset by the favorable impact of the selective price increases and lower levels of discounts and incentives, which increased the gross margin by approximately 5.3 percentage points.

        Gross margin for the agricultural equipment segment was 16.2% for the 2005 second quarter compared to 17.5 % for the 2004 second quarter. The adverse impact of the cost issues and the West Bend manufacturing facility shutdown noted above reduced margins by approximately 5.1 and 1.3 percentage points, respectively. These margin reductions were partially offset by the favorable impact of the selective price increases and lower levels of discounts and incentives, which increased the gross margin by approximately 5.1 percentage points.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.7 million, or 11.4% of net sales, for the 2005 second quarter compared to $12.2 million, or 12.7% of net sales, for the 2004 second quarter. Selling, general and administrative expenses in the 2005 second quarter were adversely impacted by a $2.3 million, or 1.7% of net sales, warranty charge associated with purchased components that the Company incorporated into one of its product lines. The Company anticipates recovering a substantial portion of its costs associated with the warranty charge from its suppliers. In accordance with applicable accounting standards, the Company expects to record recoveries from its suppliers in subsequent periods. The increase in spending, excluding the warranty charge, is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for the 2005 second quarter was $11.2 million, or 8.1% of net sales, compared to income from operations of $6.7 million, or 7.1% of net sales, for the 2004 second quarter, an increase of $4.5 million, or 67%. The 2005 second quarter income from operations includes the previously discussed warranty charge of $2.3 million, or 1.7% of net sales, and the temporary West Bend facility shutdown costs of $0.5 million, or 0.4% of sales.

Interest Expense

        Interest expense was $1.6 million for the 2005 second quarter compared to $0.7 million for the 2004 second quarter, an increase of $0.9 million. The increase in interest expense was due to an increase in the average outstanding debt and an increase in the Company’s average borrowing costs as the LIBOR for one-month deposits increased from the 2004 second quarter to the 2005 second quarter. See “Financial Condition” section below for discussion of changes in outstanding debt.

Interest Income

        Interest income was $1.1 million for the 2005 second quarter compared to $0.5 million for the 2004 second quarter, an increase of $0.6 million. The increase in interest income is primarily due to the interest earned on the increased balance of finance contracts. See “Financial Condition” section below for discussion of the changes in the balance of finance contracts and the asset securitization program.

Net Other Expense

        The Company recorded net other expense of $2.2 million and $0.7 million in the 2005 second quarter and 2004 second quarter, respectively. The increase in net other expense was primarily due to a $1.2 million increase in the cost of selling finance contracts, which included a $0.7 million unrealized loss on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts (see notes 4 and 12 in “Notes to Condensed Consolidated Financial Statements”). The increase in the loss on sale of finance contracts was also due to the sale of $57.3 million of contracts during the 2005 second quarter compared to $34.4 million during the 2004 second quarter. In addition to the increase in the loss on sale of finance contracts, unrealized foreign currency losses, primarily related to the Euro, increased by approximately $0.3 million from the 2004 second quarter.

Net Income

        Net income was $5.6 million, or 4.1% of net sales, in the 2005 second quarter compared to net income of $3.9 million, or 4.1% of net sales, in the 2004 second quarter, an increase of $1.7 million, or 44%. The 2005 second quarter net income includes the previously discussed after-tax warranty charge of $1.5 million, or 1.1% of net sales, and the temporary West Bend facility shutdown after-tax costs of $0.3 million, or 0.2% of sales.

Six Months Ended July 2, 2005 Compared to Six Months Ended June 26, 2004

Net Sales

        Net sales in the six months ended July 2, 2005 (“2005 six months”) were $257.2 million compared to $180.2 million in the six months ended June 26, 2004 (“2004 six months”), an increase of $77.1 million, or 43%.

        Construction equipment segment net sales were $181.8 million in the 2005 six months compared to $116.0 million in the 2004 six months, an increase of $65.9 million, or 57%. 2005 six months construction segment net sales were favorably impacted by the continued strength of the construction markets during the period. Demand for the Company’s skid loaders was strong as shipments increased over 30% from the 2004 six months. Telescopic handler shipments in the 2005 six months increased over 80% from the 2004 six months as demand from larger rental customers was strong in the 2005 six months. Demand for compact track loaders and compact excavators resulted in sales increases from the 2004 six months of over 59% and 144%, respectively. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2005 six months as sales increased over 55% from the 2004 six months due to continued strength in certain European markets. In addition to the shipment increases noted above, nearly 8 percentage points of the net sales increase was due to 2004 third and fourth quarter price increases.

        Agricultural equipment segment net sales were $75.4 million in the 2005 six months, compared to $64.2 million in the 2004 six months, an increase of $11.2 million, or 17%. The increase in shipments was primarily due to demand for skid loaders and compact track loaders as shipments increased over 20% and 39%, respectively. In addition to the shipment increases noted above, over 6 percentage points of the net sales increase was due to 2004 third and fourth quarter price increases. These increases in shipments were partially offset by a 4% reduction in the shipment of agricultural implements in the period, primarily due to overall declines in market demand for certain products during the second quarter of 2005.

        Of the Company’s total net sales reported for the 2005 six months, $39.4 million were made to customers residing outside of the United States compared with $29.6 million in the 2004 six months. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $50.5 million in the 2005 six months compared to $36.4 million for the 2004 six months, an increase of $14.1 million, or 39%. Gross margin was 19.6% for the 2005 six months compared to 20.2% for the 2004 six months. The reduction in the 2005 six months margin was primarily due to higher steel and component parts costs, which adversely impacted the 2005 six months margin by approximately 5.7 percentage points. In addition, the 2005 six months gross margin was reduced by approximately 0.2 percentage points due to a temporary shutdown of the Company’s West Bend manufacturing facility. These factors that negatively impacted gross margin were largely offset by selective selling price increases in the third and fourth quarters of 2004, as well as lower levels of discounts and sales incentives, which increased the gross margin by approximately 5.3 percentage points.

        Gross margin for the construction equipment segment was 20.7% for the 2005 six months compared to 21.9% for the 2004 six months. The unfavorable impact of the cost issues noted above reduced the gross margin by approximately 6.2 percentage points. This was partially offset by the favorable impact of the selective price increases and lower levels of discounts and incentives, which increased the gross margin by approximately 5.0 percentage points.

        Gross margin for the agricultural equipment segment was 17.1% for the 2005 six months compared to 17.2 % for the 2004 six months. The adverse impact of the cost issues and the West Bend manufacturing facility shutdown noted above reduced margins by approximately 5.6 and 0.7 percentage points, respectively. These margin reductions were largely offset by the favorable impact of the selective price increases and lower levels of discounts and incentives, which increased the gross margin by approximately 6.2 percentage points.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $30.8 million, or 12.0% of net sales, for the 2005 six months compared to $25.1 million, or 13.9% of net sales, for the 2004 six months. Selling, general and administrative expenses in the 2005 six months were adversely impacted by a $2.3 million, or 0.9% of net sales, warranty charge recorded by the Company in the 2005 second quarter associated with purchased components that the Company incorporated into one of its product lines. The Company anticipates recovering a substantial portion of its costs associated with the warranty charge from its suppliers. In accordance with applicable accounting standards, the Company expects to record recoveries from its suppliers in subsequent periods. The increase in spending, excluding the warranty charge, is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for the 2005 six months was $19.7 million, or 7.6% of net sales, compared to income from operations of $11.4 million, or 6.3% of net sales, for the 2004 six months, an increase of $8.3 million, or 73%. The 2005 six months income from operations includes the previously discussed warranty charge of $2.3 million, or 0.9% of net sales, and the temporary West Bend facility shutdown costs of $0.5 million, or 0.2% of sales.

Interest Expense

        Interest expense was $3.0 million for the 2005 six months compared to $1.2 million for the 2004 six months, an increase of $1.8 million. The increase in interest expense was due to an increase in the average outstanding debt and an increase in borrowing costs as the LIBOR for one-month deposits increased from the 2004 six months to the 2005 six months. See “Financial Condition” section below for discussion of changes in outstanding debt.

Interest Income

        Interest income was $2.2 million for the 2005 six months compared to $0.9 million for the 2004 six months, an increase of $1.3 million. The increase in interest income is primarily due to the interest earned on the increased balance of finance contracts. See “Financial Condition” section below for discussion of the changes in the balance of finance contracts and the asset securitization program.

Net Other Expense

        The Company recorded net other expense of $2.9 million and $0.9 million in the 2005 six months and 2004 six months, respectively. The increase in net other expense was primarily due to $1.4 million of one time and other costs incurred with the asset securitization program during the 2005 first quarter and a $0.7 million increase in the cost of selling finance contracts, which included a $0.4 million realized gain on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts (see notes 4 and 12 in “Notes to Condensed Consolidated Financial Statements”). The increase in the loss on sale of finance contracts was primarily due to the sale of $120.6 million of contracts during the 2005 six months compared to $57.6 million during the 2004 six months.

Net Income

        Net income was $10.5 million in the 2005 six months, or 4.1% of net sales, compared to net income of $6.8 million in the 2004 six months, or 3.8% of net sales, an increase of $3.7 million, or 55%. The 2005 six months net income includes the previously discussed after-tax warranty charge of $1.5 million, or 0.6% of net sales, and the temporary West Bend facility shutdown after-tax costs of $0.3 million, or 0.1% of sales.

Financial Condition

        The Company’s working capital was $185.0 million at July 2, 2005, as compared to $162.8 million at December 31, 2004, and $112.5 million at June 26, 2004. The increase since June 26, 2004 was primarily due to increases in accounts receivable ($57.6 million) and finance contracts receivable ($17.4 million). The increase in accounts receivable was due to increased shipments, which were primarily driven by strong demand for skid loaders, telescopic handlers, compact track loaders and compact excavators. Finance contracts receivable increased as the Company had been holding finance contracts for a sale under an asset securitization program from the third quarter of 2004 through February 2005. Upon finalizing the asset securitization program in February 2005, the Company began selling the held contracts, as well as contracts originated after the inception of the program, through the asset securitization program. Not all contracts had been sold as of July 2, 2005, which resulted in an increase in the balance of finance contracts receivable from June 26, 2004 (see additional discussion below).

        The increase in working capital from December 31, 2004 was primarily due to increases in accounts receivable ($66.4 million) offset, in part, by a decrease in finance contracts receivable ($46.6 million). The increase in accounts receivable was due to increased shipments, which were primarily driven by strong demand for skid loaders, telescopic handlers, compact track loaders and compact excavators. At December 31, 2004, the Company was holding finance contracts for sale under an asset securitization program. Upon finalizing the asset securitization program in February 2005, the Company began selling the held contracts, as well as contracts originated after the inception of the program, through the asset securitization program.

        Capital expenditures for property, plant and equipment during the 2005 six months were approximately $6.5 million. During 2005, the Company anticipates making an aggregate of up to $13.5 million in capital expenditures. The Company has outstanding commitments for capital expenditures at July 2, 2005 of approximately $3.1 million. The Company believes that its present manufacturing facilities, with the in-progress capacity expansion at its Yankton, SD facility, will be sufficient to provide adequate capacity for its operations for the foreseeable future.

        On June 3, 2005, the Company entered into a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At the Company’s election, the credit commitment can be increased to $175 million at any time during the Facility’s term. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) LIBOR plus .75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.5%. As of July 2, 2005, the weighted average interest rate on Company borrowings outstanding under the Facility was 4.63%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of July 2, 2005.

        Amounts borrowed under the Facility were used to repay, in full, the Company’s asset-based senior secured debt facility and other short-term borrowings. Borrowings under the Facility and the previous asset-based senior secured debt facility were $95.0 million, $69.0 million and $46.4 million at July 2, 2005, December 31, 2004 and June 26, 2004, respectively. Available unused borrowings under the Facility and the previous asset-based senior secured debt facility were $30.0 million, $19.3 million and $42.4 million at July 2, 2005, December 31, 2004 and June 26, 2004, respectively.

        On July 1, 2005, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933 (“Registration Statement”), using the SEC’s “shelf” registration process. The Registration Statement, when made effective, will allow the Company to sell a variety of securities, including equity and debt securities, in one or more offerings with a maximum aggregate offering price of up to $75 million.

        The Company believes it has access to adequate capital resources and borrowing arrangements to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2005 will continue to be funded by operations and the Company’s borrowing arrangements.

        The sale of finance contracts is an important component of the Company’s overall liquidity. In February 2005, the Company entered into an asset securitization program with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable, which represents 9.5% of the principal balance of the finance contracts receivable sold, is subordinate to the Purchaser’s interest. The retained interest recorded at July 2, 2005 is $14.8 million and is included in other assets in the accompanying Condensed Consolidated Balance Sheet. At July 2, 2005, the Company had available unused capacity of $77.1 million under this facility. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through this asset securitization program or similar asset securitization programs. In addition to the asset securitization program, the Company has arrangements with several financial institutions and financial service companies to sell its finance contracts receivable, with recourse and, in certain cases, limited recourse. The Company continues to service substantially all contracts, whether or not sold. At July 2, 2005, the Company serviced $256.3 million of such contracts, of which $223.2 million were owned by other parties. Of the $223.2 million sold finance contracts owned by other parties, $111.4 million were sold through the asset securitization program and other limited recourse arrangements.

        At July 2, 2005, shareholders’ equity had increased $42.6 million to $148.8 million from $106.2 million at June 26, 2004. This increase was primarily due to the net income earned from June 26, 2004 to July 2, 2005, $19.8 million in proceeds from the sale of 961,768 shares of common stock in July 2004 and the exercise of stock options.

        On July 22, 2005, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock, to be effected in the form of a 50 percent stock dividend. On August 24, 2005, the Company will distribute one share of Company common stock for every two shares of common stock held by shareholders of record as of August 10, 2005. Fractional shares arising from the stock dividend will be settled in cash.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the six-month period ended July 2, 2005 nor the six-month period ended June 26, 2004. As of July 2, 2005, the Company has repurchased an aggregate of 151,900 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

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

Outlook

        On July 25, 2005, the Company raised its net sales outlook for the year. It is now expecting 2005 net sales in the range of $465 million to $475 million. The Company also reaffirmed its prior earnings guidance of between $2.70 and $2.80 per diluted share, before giving effect to the stock split approved by the Company’s Board of Directors on July 22, 2005. This guidance reflects the adverse impact of the $.21 per share warranty charge taken in the second quarter of 2005.

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including the statements in the section entitled “Outlook,” are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the ability of the Company to recover from its suppliers costs related to the one-time warranty charge for defective parts incurred in the second quarter of 2005, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic or capital markets transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2005 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of July 2, 2005. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2005.

Changes in Internal Control Over Financial Reporting

        During the period covered by this report, the Company implemented a new software system to account for and service all sold and unsold finance contracts (refer to “Financial Condition” in Management’s Discussion and Analysis of Results of Operations and Financial Condition for discussion of finance contracts). The implementation was completed in May 2005. This new software system was not implemented in response to any deficiency in internal control over financial reporting. Other than the new software system discussed above, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three- months ended July 2, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three-month period ended July 2, 2005. As of July 2, 2005, the Company had authority to repurchase 348,100 shares under the plan.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company’s 2005 annual meeting of shareholders held on April 22, 2005, Marcel-Claude Braud was elected as a director of the Company for a term expiring at the 2007 annual meeting of shareholders and Nicholas C. Babson, Thomas J. Boldt and Hans Neunteufel were re-elected as directors of the Company for terms expiring at the 2008 annual meeting of shareholders:

Name of Nominee	Shares Voted For	Shares Withholding Authority
Marcel-Claude Braud	5,895,553	140,696
Nicholas C. Babson	5,896,572	139,677
Thomas J. Boldt	5,896,881	139,368
Hans Neunteufel	5,895,546	140,703

        The following table sets forth the other directors of the Company whose terms of office continued after the 2005 annual meeting:

Name of Director	Year in Which Term Expires
John T. Byrnes	2006
Richard J. Fotsch	2006
Dr. Hermann Viets	2006
William D. Gehl	2007
John W. Splude	2007

        In addition, at the 2005 annual meeting, shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2005. With respect to such approval, the number of shares voted for and against were 5,997,767 and 28,421, respectively. The number of shares abstaining was 10,061.

Item 6. Exhibits

Exhibit No.	Document Description

10.1	Credit Agreement by and among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., Harris N.A., JPMorgan Chase Bank, N.A., LaSalle Bank National Association, Wells Fargo Bank, National Association and M&I Marshall & Ilsley Bank, dated June 3, 2005. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2005.]

10.2	Security Agreement by and among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc. and Harris N.A., as agent, dated June 3, 2005. [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 9, 2005.]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: August 10, 2005	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: August 10, 2005	By: /s/ Thomas M. Rettiler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description

10.1	Credit Agreement by and among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., Harris N.A., JPMorgan Chase Bank, N.A., LaSalle Bank National Association, Wells Fargo Bank, National Association and M&I Marshall & Ilsley Bank, dated June 3, 2005. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2005.]

10.2	Security Agreement by and among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc. and Harris N.A., as agent, dated June 3, 2005. [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 9, 2005.]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.