Form 10-Q
period 2005-10-01
GEHL CO
filed 2005-11-07
CIK 856386

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ...........

Commission file number 0-18110

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip code)

(262) 334-9461
(Registrant’s telephone number, including area code)

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

Yes   X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2005
Common Stock, $.10 Par Value	12,001,523

Gehl Company

FORM 10-Q

October 1, 2005

Report Index

		Page No.
PART I. - Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income for the Three-and Nine-
	month Periods Ended October 1, 2005 and September 25, 2004	3
	Condensed Consolidated Balance Sheets at October 1, 2005,
	December 31, 2004, and September 25, 2004	4
	Condensed Consolidated Statements of Cash Flows for the Nine-month
	Periods Ended October 1, 2005 and September 25, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25
PART II. - Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26
Signatures		26

PART I – Financial Information

Item 1.  Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net sales	$112,310	$87,470	$369,552	$267,656
Cost of goods sold	90,588	69,545	297,343	213,308

Gross profit	21,722	17,925	72,209	54,348
Selling, general and
administrative expenses	13,185	12,664	44,010	37,724

Income from operations	8,537	5,261	28,199	16,624
Interest expense	(1,423)	(632)	(4,440)	(1,876)
Interest income	1,019	518	3,223	1,418
Other (expense) income, net	(470)	288	(3,341)	(550)

Income before income taxes	7,663	5,435	23,641	15,616
Provision for income taxes	2,605	1,795	8,037	5,156

Net income	$5,058	$3,640	$15,604	$10,460

Net income per share:
Diluted	$.47	$.38	$1.47	$1.19

Basic	$.49	$.39	$1.53	$1.23

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	October 1,	December 31,	September 25,
	2005	2004	2004
Assets
Cash	$3,229	$5,262	$2,607
Accounts receivable - net	193,658	123,514	136,055
Finance contracts receivable - net	22,465	73,343	41,365
Inventories	41,758	38,925	34,342
Deferred income tax assets	8,104	8,104	7,128
Prepaid expenses and other current assets	12,046	2,859	1,727

Total current assets	281,260	252,007	223,224

Property, plant and equipment - net	37,763	34,072	33,574
Finance contracts receivable - net, non-current	2,404	3,181	2,222
Goodwill	11,748	11,748	11,748
Other assets	24,297	7,192	2,994

Total assets	$357,472	$308,200	$273,762

Liabilities and Shareholders' Equity
Current portion of long-term debt obligations	$167	$225	$88
Short-term debt obligations	--	20,151	--
Accounts payable	48,873	41,882	41,747
Accrued and other current liabilities	30,636	26,901	27,695

Total current liabilities	79,676	89,159	69,530

Long-term debt obligations	63,272	69,467	60,050
Deferred income tax liabilities	1,247	1,247	1,126
Other long-term liabilities	12,957	11,866	12,550

Total long-term liabilities	77,476	82,580	73,726

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,001,523, 9,931,823 and 9,780,003
shares outstanding, respectively	1,200	993	978
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	79,287	30,091	28,495
Retained earnings	131,093	115,489	112,562
Accumulated other comprehensive loss	(11,260)	(10,112)	(11,529)

Total shareholders' equity	200,320	136,461	130,506

Total liabilities and shareholders' equity	$357,472	$308,200	$273,762

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	October 1,	September 25,
	2005	2004
Cash Flows from Operating Activities
Net income	$15,604	$10,460
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	4,158	3,685
Compensation expense for long-term incentive stock grants	169	--
Gain on sale of property, plant and equipment	(175)	(86)
Deferred income taxes	--	(616)
Cost of sales of finance contracts	1,677	269
Proceeds from sales of finance contracts	139,423	57,318
Increase in finance contracts receivable	(89,870)	(96,646)
(Decrease) increase in cash due to changes in:
Accounts Receivable - net	(71,770)	(43,779)
Inventories	(3,803)	(2,897)
Accounts Payable	8,245	10,344
Remaining working capital items	(20,916)	5,293

Net cash used for operating activities	(17,258)	(56,655)

Cash Flows from Investing Activities
Property, plant and equipment additions	(8,063)	(2,151)
Proceeds from the sale of property, plant and equipment	360	2,174
Other assets	98	(138)

Net cash used for investing activities	(7,605)	(115)

Cash Flows from Financing Activities
Proceeds from (repayments of) revolving credit loans	(6,117)	33,553
Proceeds from short-term borrowings	24,482	--
Repayment of short-term borrowings	(44,633)	--
Repayments of other borrowings - net	(136)	(139)
Proceeds from exercise of stock options	3,091	2,463
Proceeds from the issuance of common stock	46,143	19,812

Net cash provided by financing activities	22,830	55,689

Net decrease in cash	(2,033)	(1,081)
Cash, beginning of period	5,262	3,688

Cash, end of period	$3,229	$2,607

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$4,551	$2,049
Income taxes	$3,500	$910

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 1, 2005
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

        In the opinion of management, the information furnished for the three- and nine-month periods ended October 1, 2005 and September 25, 2004 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three- and nine-month period ended October 1, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

        The effect on net income and net income per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net income, as reported	$5,058	$3,640	$15,604	$10,460
Less: stock-based
compensation expense
determined based on the
fair value method, net of tax	(137)	(120)	(412)	(424)

Pro forma net income	$4,921	$3,520	$15,192	$10,036

Diluted net income per share:
As reported	$.47	$.38	$1.47	$1.19
Pro forma	$.45	$.37	$1.43	$1.14
Basic net income per share:
As reported	$.49	$.39	$1.53	$1.23
Pro forma	$.48	$.38	$1.49	$1.18

Note 3 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

Note 4 – Finance Contracts Receivable Financing

        In February 2005, the Company entered into an asset securitization program (“program”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote qualified special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Company has retained collection and administrative responsibilities for each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At October 1, 2005, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.17% based on U.S. Treasury rates, an 18.5 month weighted-average prepayable portfolio life and a 0.5% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. The retained interest recorded at October 1, 2005 was $16.7 million and is included in other assets in the accompanying Condensed Consolidated Balance Sheet. In addition to the retained interest, the Company recorded a $10.1 million current asset related to contracts sold into the facility without an advance of proceeds to the Company as of October 1, 2005. The delay in the advance of proceeds was due to a temporary reduction in the facility advance rate to 82.0% during September 2005 as a result of the timing of the recovery of certain past due balances and certain portfolio concentration adjustments. Subsequent to October 1, 2005, the advance increased to 88.2%. The Company anticipates the advance rate increasing to 90.5% (the maximum advance rate under the program) during the 2005 fourth quarter.

        The securitization program has a final maturity in February 2008, subject to annual renewal by the Purchaser. The total credit capacity under the program is $150 million, with finance contracts receivable sold and being serviced by the Company totaling $101.9 million at October 1, 2005. Of the $101.9 million in sold contracts receivable, $1.1 million were greater than 60 days past due at October 1, 2005. Credit losses on contracts sold under the program were $0.8 million as of October 1, 2005.

        During the nine-month period ended October 1, 2005, the Company received proceeds from the sale of finance contracts receivable of $87.2 million and recorded a loss on sale of $1.1 million. The loss on sale was partially offset by a $0.4 million realized gain on the termination of interest rate swap contracts that were put in place to hedge gains / losses on the sale of finance contracts receivable (see note 13). The Company received $0.3 million in service fee income during the nine-month period ended October 1, 2005. The Company received $3.8 million in cash flows related to the retained interest during the nine-month period ended October 1, 2005.

        The Company incurred one-time transaction costs of $1.5 million, which are included in other expense in the accompanying Condensed Consolidated Statement of Income, related to the implementation of the asset securitization program.

        During the nine-month period ended October 1, 2005, the Company sold $53.0 million of retail finance contracts to other financial institutions on a limited recourse basis. The Company incurred a $0.9 million loss on the sale of these retail finance contracts.

        These sales were accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Condensed Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statement of Cash Flows.

Note 5 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	October 1, 2005	December 31, 2004	September 25, 2004
Raw materials and supplies	$19,744	$17,828	$16,868
Work-in-process	3,729	3,479	3,253
Finished machines and parts	46,095	45,428	37,169

Total current cost value	69,568	66,735	57,290
Adjustment to LIFO basis	(27,810)	(27,810)	(22,948)

	$41,758	$38,925	$34,342

Note 6 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the nine-month periods ended October 1, 2005 and September 25, 2004 were as follows (in thousands):

	2005	2004
Beginning balance	$5,028	$4,054
Accruals for warranties issued during the period	7,033	3,210
Accruals related to pre-existing warranties
(including changes in estimates)	--	--
Settlements made (in cash or in kind) during the period	(3,868)	(2,743)

Ending balance	$8,193	$4,521

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

Note 7 – Debt Obligations

        On June 3, 2005, the Company entered into a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less up to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of October 1, 2005, the weighted average interest rate on Company borrowings outstanding under the Facility was 4.73%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of October 1, 2005.

        Borrowings under the Facility were $62.6 million at October 1, 2005. Available unused borrowings under the Facility were $62.4 million at October 1, 2005.

Note 8 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Service cost	$210	$196	$631	$589
Interest cost	720	670	2,160	2,010
Expected return on plan assets	(836)	(753)	(2,508)	(2,259)
Amortization of prior service cost	52	52	157	156
Amortization of net loss	355	311	1,065	932

Net periodic benefit cost	$501	$476	$1,505	$1,428

        The Company anticipates making $1.2 million of contributions to the pension plans during 2005, all of which have been made during the nine-month period ended October 1, 2005.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Service cost	$85	$73	$255	$219
Interest cost	80	73	240	219
Amortization of prior service cost	23	23	68	69
Amortization of net loss	17	13	51	38

Net periodic benefit cost	$205	$182	$614	$545

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Service cost	$19	$15	$58	$46
Interest cost	23	22	68	65
Amortization of transition obligation	6	6	17	18
Amortization of net loss	11	5	32	15

Net periodic benefit cost	$59	$48	$175	$144

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

        A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	Three Months Ended
	October 1, 2005	September 25, 2004
Basic shares	10,327	9,297
Effect of options	511	326

Diluted shares	10,838	9,623

	Nine Months Ended
	October 1, 2005	September 25, 2004
Basic shares	10,173	8,505
Effect of options	441	270

Diluted shares	10,614	8,775

        The components of comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended
	October 1, 2005	September 25, 2004
Net income	$15,604	$10,460
Foreign currency translation
adjustments	(1,211)	(149)
Unrealized gains (losses), net of taxes	63	(80)

Other comprehensive loss	(1,148)	(229)

Comprehensive income	$14,456	$10,231

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

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net Sales:
Construction	$81,565	$58,784	$263,410	$174,771
Agricultural	30,745	28,686	106,142	92,885

Consolidated	$112,310	$87,470	$369,552	$267,656

Income from Operations:
Construction	$7,674	$5,392	$23,582	$14,826
Agricultural	863	(131)	4,617	1,798

Consolidated	$8,537	$5,261	$28,199	$16,624

Note 11 – Stock Repurchases

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares under this authorization were repurchased during the nine-month period ended October 1, 2005 nor the nine-month period ended September 25, 2004. As of October 1, 2005, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Note 12 – Shareholders’ Equity

        On July 25, 2005, the Company’s board of directors approved a three-for-two stock split, in the form of a 50 percent stock dividend. On August 24, 2005, the Company distributed one share of Company common stock for every two shares of common stock held by the Company’s shareholders of record as of the close of business on August 10, 2005. As a result, all prior year share and per share data have been adjusted to reflect the split.

        On September 26, 2005, the Company completed a public offering of 2,395,000 shares of its common stock at a price to the public of $28.12. The offering included 1,748,125 primary shares sold by the Company and 646,875 secondary shares sold by one selling shareholder, Neuson Finance GmbH. The Company received approximately $46 million in net proceeds from the sale of shares by it in the offering, after deducting underwriting discounts, commissions and expenses. The Company used the net proceeds it received from the offering to repay debt outstanding under its credit facility.

Note 13 – Financial Instruments

        The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

        The Company was party to three interest rate swap agreements (“swaps”) that were put in place as hedges protecting against underlying changes in interest rates and their impact on the gains / losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains / losses associated with the fair values of interest rate swaps would be offset by gains / losses on the sale of the underlying retail finance contracts. Under the swaps, the Company received interest on a variable LIBOR for one-month deposits and paid on a fixed rate ranging from of 3.18% to 3.41%. Although the Company continued to own finance contracts during the term of the swaps, under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005. The Company terminated the swaps during the three-month period ended July 2, 2005 and recorded $0.7 million of other expense during such period resulting in a realized net gain of $0.4 million.

        The Company has purchase commitments to pay certain suppliers in Euros. In May 2005, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S Dollar versus the Euro as a result of the Euro purchase commitments. A portion of the forward contracts the Company entered into expired during the three-month period ended October 1, 2005 resulting in a realized loss of $0.2 million. The remaining forward contracts expire between October 31, 2005 and December 31, 2005 and have a notional amount of €1.1 million ($1.4 million) and contract rates ranging from €1.0:$1.2721 to €1.0:$1.2755. As the remaining contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a current liability and an increase to cost of goods sold of $0.1 million during the nine-month period ended October 1, 2005.

Note 14 – Accounting Pronouncements

        During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company anticipates using the modified prospective method of adopting SFAS 123R and will record compensation expense related to stock options in its income statement using the Black-Scholes option-pricing model upon adoption of SFAS 123R in the first quarter of 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended October 1, 2005 Compared to Three Months Ended September 25, 2004

Net Sales

        Net sales in the three months ended October 1, 2005 (“2005 third quarter”) were $112.3 million compared to $87.5 million in the three months ended September 25, 2004 (“2004 third quarter”), an increase of $24.8 million, or 28%.

        Construction equipment segment net sales were $81.6 million in the 2005 third quarter compared to $58.8 million in the 2004 third quarter, an increase of $22.8 million, or 39%. 2005 third quarter construction segment net sales were favorably impacted by the continued strength of the North American construction markets and market share gains in Europe during the period. Demand for the Company’s skid loaders remained strong as shipments increased over 14% from the 2004 third quarter. Telescopic handler shipments in the 2005 third quarter increased over 55% from the 2004 third quarter as demand from larger rental customers remained robust in the 2005 third quarter. Demand for compact track loaders resulted in sales more than doubling from the 2004 third quarter. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2005 third quarter as sales increased over 45% from the 2004 third quarter due to continued strength in certain European markets along with market share gains. In addition to the shipment increases noted above, over 3.5 percentage points of the net sales increase was due to price increases subsequent to September 25, 2004.

        Agricultural equipment segment net sales were $30.7 million in the 2005 third quarter, compared to $28.7 million in the 2004 third quarter, an increase of $2.1 million, or 7%. Compact equipment net sales through this segment increased 23% from the 2004 third quarter, primarily due to demand for skid loaders and compact track loaders as shipments of these products increased over 4% and 50%, respectively. In addition, 2005 third quarter sales were favorably impacted by shipments of new telescopic handler models introduced during 2005. Net sales were also favorably impacted by over 2.5 percentage points due to price increases subsequent to September 25, 2004. These increases in net sales were partially offset by a 33% reduction in the shipment of agricultural implement products in the period, primarily due to a reduction in market demand for certain products. Compact equipment and agricultural implement products accounted for 75% and 25%, respectively, of the segment sales in the 2005 third quarter compared to 65% and 35%, respectively, in the 2004 third quarter.

        Of the Company’s total net sales reported for the 2005 third quarter, $19.0 million were made to customers residing outside of the United States compared with $13.7 million in the 2004 third quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $21.7 million in the 2005 third quarter compared to $17.9 million for the 2004 third quarter, an increase of $3.8 million, or 21%. Gross profit as a percent of net sales (gross margin) was 19.3% for the 2005 third quarter compared to 20.5% for the 2004 third quarter.

        Gross margin for the construction equipment segment was 20.4% for the 2005 third quarter compared to 22.9% for the 2004 third quarter. The unfavorable impact of product cost increases (primarily increases in the cost of the material content of the product) on gross profit have been largely offset by multiple price increases implemented by the Company; however, the 2005 third quarter gross margin was adversely impacted by 0.8 percentage points because price increases have not exceeded cost increases to a level that would result in no change in gross margin. In addition, a shift in the mix of product shipped during the 2005 third quarter accounted for the remaining reduction in gross margin from the 2004 third quarter.

        Gross margin for the agricultural equipment segment was 16.7% for the 2005 third quarter compared to 15.6 % for the 2004 third quarter. The increase in the segment gross margin was primarily due to an increase in the compact equipment product net sales as a percentage of total segment net sales as these products have a gross margin similar to the construction equipment segment gross margin. The favorable impact of the shift in sales mix was partially offset by a reduction in the gross margin for agricultural implement products as the Company reduced production levels in response to lower market demand for these products resulting in unfavorable overhead absorption.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $13.2 million, or 11.7% of net sales, for the 2005 third quarter compared to $12.7 million, or 14.5% of net sales, for the 2004 third quarter. The increase in spending is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for the 2005 third quarter was $8.5 million, or 7.6% of net sales, compared to income from operations of $5.3 million, or 6.0% of net sales, for the 2004 third quarter, an increase of $3.3 million, or 62%.

Interest Expense

        Interest expense was $1.4 million for the 2005 third quarter compared to $0.6 million for the 2004 third quarter, an increase of $0.8 million. The increase in interest expense was due to an increase in the average outstanding debt and an increase in the Company’s average borrowing costs as the LIBOR for one-month deposits increased from the 2004 third quarter to the 2005 third quarter. See “Financial Condition” section below for discussion of changes in outstanding debt.

Interest Income

        Interest income was $1.0 million for the 2005 third quarter compared to $0.5 million for the 2004 third quarter, an increase of $0.5 million. The increase in interest income is primarily due to the interest earned on the increased average balance of finance contracts receivable as well as accounts receivable. See “Financial Condition” section below for discussion of the changes in the balance of finance contracts and the asset securitization program.

Net Other (Expense) Income

        The Company recorded net other expense of $0.5 million in 2005 third quarter compared to net other income of $0.3 million in the 2004 third quarter. The increase in net other expense was primarily due to a $0.7 million loss on the sale of finance contracts in the 2005 third quarter. No finance contracts were sold in the 2004 third quarter as the Company was retaining contracts for sale under its new asset securitization program in the first quarter of 2005.

Net Income

        Net income was $5.1 million, or 4.5% of net sales, in the 2005 third quarter compared to net income of $3.6 million, or 4.2% of net sales, in the 2004 third quarter, an increase of $1.4 million, or 39%.

Nine Months Ended October 1, 2005 Compared to Nine Months Ended September 25, 2004

Net Sales

        Net sales in the nine months ended October 1, 2005 (“2005 nine months”) were $369.6 million compared to $267.7 million in the nine months ended September 25, 2004 (“2004 nine months”), an increase of $101.9 million, or 38%.

        Construction equipment segment net sales were $263.4 million in the 2005 nine months compared to $174.8 million in the 2004 nine months, an increase of $88.6 million, or 51%. The 2005 nine months construction segment net sales were favorably impacted by the continued strength of the North American construction markets and market share gains in Europe during the period. Demand for the Company’s skid loaders was strong as shipments increased over 27% from the 2004 nine months. Telescopic handler shipments in the 2005 nine months increased over 70% from the 2004 nine months as demand from larger rental customers remained robust in the 2005 nine months. Demand for compact track loaders and compact excavators resulted in sales increases from the 2004 nine months of over 75% and 90%, respectively. The Company’s European subsidiary, Gehl Europe, also posted strong sales during the 2005 nine months as sales increased over 53% from the 2004 nine months due to continued strength in certain European markets along with market share gains. In addition to the increased shipments noted above, approximately 6.5 percentage points of the net sales increase was due to price increases subsequent to January 1, 2004.

        Agricultural equipment segment net sales were $106.1 million in the 2005 nine months, compared to $92.9 million in the 2004 nine months, an increase of $13.3 million, or 14%. Compact equipment net sales through this segment increased 28% from the 2004 nine months, primarily due to demand for skid loaders and compact track loaders as shipments of these products increased over 15% and 43%, respectively, from the 2004 nine months. In addition, 2005 nine month sales were favorably impacted by shipments of new telescopic handler models introduced during 2005. Net sales were also favorably impacted by over 5 percentage points due to price increases subsequent to January 1, 2004. These increases in net sales were partially offset by an 11% reduction in the shipment of agricultural implement products in the period, primarily due to a reduction in market demand for certain products during the 2005 nine months. Compact equipment and agricultural implement products accounted for 70% and 30%, respectively, of the segment sales in the 2005 nine months compared to 62% and 38%, respectively, in the 2004 nine months.

        Of the Company’s total net sales reported for the 2005 nine months, $58.4 million were made to customers residing outside of the United States compared with $43.3 million in the 2004 nine months. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $72.2 million in the 2005 nine months compared to $54.3 million for the 2004 nine months, an increase of $17.9 million, or 33%. Gross margin was 19.5% for the 2005 nine months compared to 20.3% for the 2004 nine months.

        Gross margin for the construction equipment segment was 20.6% for the 2005 nine months compared to 22.2% for the 2004 nine months. The unfavorable impact of product cost increases (primarily increases in the cost of the material content of the product) on gross profit have been largely offset by multiple price increases implemented by the Company; however, the 2005 third quarter gross margin was adversely impacted by 1.4 percentage points because price increases have not exceeded cost increases to a level that would result in no change in gross margin. In addition, a shift in the mix of product shipped during the 2005 nine months compared to the 2004 nine months accounted for the remainder of the decline in gross margin.

        Gross margin for the agricultural equipment segment was 16.9% for the 2005 nine months compared to 16.7% for the 2004 nine months. The increase in the segment gross margin was primarily due to an increase in the compact equipment product net sales as a percentage of total segment net sales as these products have a gross margin similar to the construction equipment segment gross margin. The favorable impact of the shift in sales mix was partially offset by a reduction in the gross margin for agricultural implement products as the Company reduced production levels, including a temporary shutdown of the West Bend facility during the 2005 second quarter, in response to lower market demand for these products resulting in unfavorable overhead absorption.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $44.0 million, or 11.9% of net sales, for the 2005 nine months compared to $37.7 million, or 14.1% of net sales, for the 2004 nine months. Selling, general and administrative expenses in the 2005 nine months were adversely impacted by a $2.3 million, or 0.6% of net sales, warranty charge recorded by the Company in the 2005 second quarter associated with purchased components that the Company incorporated into one of its product lines. The Company anticipates recovering a substantial portion of its costs associated with the warranty charge from its suppliers. In accordance with applicable accounting standards, the Company expects to record recoveries from its suppliers in subsequent periods. The increase in spending, excluding the warranty charge, is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for the 2005 nine months was $28.2 million, or 7.6% of net sales, compared to income from operations of $16.6 million, or 6.2% of net sales, for the 2004 nine months, an increase of $11.6 million, or 70%. The 2005 nine months income from operations includes the previously discussed warranty charge of $2.3 million, or 0.6% of net sales, and the temporary West Bend facility shutdown costs of $0.6 million, or 0.2% of sales.

Interest Expense

        Interest expense was $4.4 million for the 2005 nine months compared to $1.9 million for the 2004 nine months, an increase of $2.6 million. The increase in interest expense was due to an increase in the average outstanding debt and an increase in borrowing costs as the LIBOR for one-month deposits increased from the 2004 nine months to the 2005 nine months. See “Financial Condition” below for discussion of changes in outstanding debt.

Interest Income

        Interest income was $3.2 million for the 2005 nine months compared to $1.4 million for the 2004 nine months, an increase of $1.8 million. The increase in interest income is primarily due to the interest earned on the increased average balance of finance contracts receivable as well as accounts receivable. See “Financial Condition” below for discussion of the changes in the balance of finance contracts and the asset securitization program.

Net Other Expense

        The Company recorded net other expense of $3.3 million and $0.6 million in the 2005 nine months and 2004 nine months, respectively. The increase in net other expense was primarily due to $1.5 million of one time and other costs incurred with the asset securitization program during the 2005 first quarter and a $1.4 million increase in the cost of selling finance contracts, which included a $0.4 million realized gain on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts (see notes 4 and 13 in “Notes to Condensed Consolidated Financial Statements”). The increase in the loss on sale of finance contracts was primarily due to the sale of $170.5 million of contracts during the 2005 nine months compared to $57.6 million during the 2004 nine months.

Net Income

        Net income was $15.6 million in the 2005 nine months, or 4.2% of net sales, compared to net income of $10.5 million in the 2004 nine months, or 3.9% of net sales, an increase of $5.1 million, or 49%. The 2005 nine months net income includes the previously discussed after-tax warranty charge of $1.5 million, or 0.4% of net sales, and the temporary West Bend facility shutdown after-tax costs of $0.4 million, or 0.1% of sales.

Financial Condition

        The Company’s working capital was $201.6 million at October 1, 2005, as compared to $162.8 million at December 31, 2004 and $153.7 million at September 25, 2004. The increase since September 25, 2004 and December 31, 2004 was primarily due to increases in accounts receivable and increases in prepaid expenses and other current assets offset, in part, by a decrease in finance contracts receivable. The increase in accounts receivable was due to increased shipments, which were primarily driven by strong demand for skid loaders, telescopic handlers, compact track loaders and compact excavators. The increase in prepaid expenses and other current assets was due to a $10.1 million current asset recorded by the Company related to contracts sold under the securitization program without an advance of proceeds to the Company as of October 1, 2005. The delay in the advance of proceeds was due to a temporary reduction in the facility advance rate to 82.0% during September 2005 as a result of the timing of the recovery of certain past due balances and certain portfolio concentration adjustments. Subsequent to October 1, 2005, the advance increased to 88.2%. The Company anticipates the advance rate increasing to 90.5% (the maximum advance rate under the program) during the 2005 fourth quarter. Finance contracts receivable decreased as the Company had been holding finance contracts for a sale under an asset securitization program from the third quarter of 2004 through February 2005. Upon finalizing the asset securitization program in February 2005, the Company began selling the held contracts, as well as contracts originated after the inception of the program, through the asset securitization program, which resulted in a decrease in the balance of finance contracts receivable from September 25, 2004 (see additional discussion below).

        Capital expenditures for property, plant and equipment during the 2005 nine months were approximately $8.1 million. During 2005, the Company anticipates making an aggregate of up to $13.5 million in capital expenditures. The Company has outstanding commitments for capital expenditures at October 1, 2005 of approximately $1.3 million. The Company believes that its present manufacturing facilities, along with the recently completed capacity expansion at its Yankton, SD facility, will be sufficient to provide adequate capacity for its operations for the foreseeable future.

        On June 3, 2005, the Company entered into a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) LIBOR plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less up to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of October 1, 2005, the weighted average interest rate on Company borrowings outstanding under the Facility was 4.73%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of October 1, 2005.

        Borrowings under the Facility and the previous asset-based senior secured debt facility were $62.6 million, $69.0 million and $59.9 million at October 1, 2005, December 31, 2004 and September 25, 2004, respectively. Available unused borrowings under the Facility and the previous asset-based senior secured debt facility were $62.4 million, $19.3 million and $28.6 million at October 1, 2005, December 31, 2004 and September 25, 2004, respectively.

        On September 26, 2005, the Company completed a public offering of 2,395,000 shares of its common stock at a price to the public of $28.12. The offering included 1,748,125 primary shares sold by the Company and 646,875 secondary shares sold by one selling shareholder, Neuson Finance GmbH. The Company received approximately $46 million in net proceeds from the sale of shares by it in the offering, after deducting underwriting discounts, commissions and expenses. The Company used the net proceeds it received from the offering to repay debt outstanding under its credit facility.

        The Company believes it has access to adequate capital resources and borrowing arrangements to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2005 will continue to be funded by operations and the Company’s borrowing arrangements.

        The sale of finance contracts is an important component of the Company’s overall liquidity. In February 2005, the Company entered into an asset securitization program with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. At October 1, 2005, the Company had available unused capacity of $70.6 million under this facility. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through this asset securitization program or similar asset securitization programs. In addition to the asset securitization program, the Company has arrangements with several financial institutions and financial service companies to sell its finance contracts receivable, with recourse and, in certain cases, limited recourse. The Company continues to service substantially all contracts, whether or not sold. At October 1, 2005, the Company serviced $276.1 million of such contracts, of which $246.1 million were owned by other parties. Of the $246.1 million sold finance contracts owned by other parties, $167.7 million were sold through the asset securitization program and other limited recourse arrangements.

        At October 1, 2005, shareholders’ equity had increased $69.8 million to $200.3 million from $130.5 million at September 25, 2004. This increase was primarily due to the net income earned from September 25, 2004 to October 1, 2005, $46.1 million in proceeds from the sale of 1,748,125 shares of common stock in September 2005 and the exercise of stock options.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the nine-month period ended October 1, 2005 nor the nine-month period ended September 25, 2004. As of October 1, 2005, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        Other than the changes in the outstanding borrowings and capital commitments, as described above, and the addition of an 84-month, $1.3 million non-cancelable equipment lease agreement signed in August 2005, there have been no material changes to the annual maturities of debt obligations, future minimum, non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition and Notes 7 and 14, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Accounting Pronouncements

        During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company anticipates using the modified prospective method of adopting SFAS 123R and will record compensation expense related to stock options in its income statement using the Black-Scholes option-pricing model upon adoption of SFAS 123R in the first quarter of 2006.

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

Outlook

        The Company reaffirms its net sales outlook for 2005 in the range of $465 million to $475 million and earnings per share guidance of between $1.80 and $1.87. The Company’s earnings per share guidance includes the $1.5 million, or $0.14 per share, after-tax warranty charge recorded in the 2005 second quarter.

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including the statements in the section entitled “Outlook,” are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel), energy and component parts, unanticipated difficulties in securing product from third party manufacturing sources, unanticipated impacts from the 2005 hurricanes that impacted the Gulf Coast region, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the ability of the Company to recover from its suppliers costs related to the one-time warranty charge for defective parts incurred in the second quarter of 2005, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic or capital markets transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2005 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission other than the forward currency contracts the Company entered into as discussed in Note 13 of Notes to Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of October 1, 2005. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2005.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the three-months ended October 1, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three-month period ended October 1, 2005. As of October 1, 2005, the Company had authority to repurchase 272,150 shares under the plan.

Item 6. Exhibits

Exhibit No.	Document Description
4.1	Shareholder and Registration Rights Agreement, dated as of August 23, 2005, by and among Gehl Company, Neuson Finance GmbH and Neuson Kramer Baumaschinen AG. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2005.]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: November 7, 2005	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: November 7, 2005	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description
4.1	Shareholder and Registration Rights Agreement, dated as of August 23, 2005, by and among Gehl Company, Neuson Finance GmbH and Neuson Kramer Baumaschinen AG. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2005.]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.