Form 10-K
period 2005-12-31
GEHL CO
filed 2006-03-03
CIK 856386

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from __ to __

Commission file number 0-18110

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (262) 334-9461

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of class)

Rights to Purchase Preferred Shares
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No X

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes No X

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):    Large accelerated filer             Accelerated filer    X       Non-accelerated filer

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: $312,588,861 at February 7, 2006.

        Number of shares outstanding of each of the registrant’s classes of common stock, as of February 7, 2006:

Class	Shares Oustanding
Common Stock, $.10 Par Value	12,009,527

DOCUMENTS INCORPORATED BY REFERENCE

Gehl Company Proxy Statement for the 2006 Annual Meeting of Shareholders
(to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year end and, upon such
filing, to be incorporated by reference into Part III)

GEHL COMPANY

_________________

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2005

PART I

Special Note Regarding Forward-Looking Statements

        Gehl Company (the “Company” or “Gehl”) intends that certain matters discussed in the Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this Annual Report on Form 10-K, words such as the Company “believes,” “anticipates,” “expects,” “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this Annual Report on Form 10-K. Factors that could cause such a variance include, but are not limited to, those described under “Risk Factors”, included in Item 1A, and the following: any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, the Company’s ability to implement a new asset securitization program, the impact of any strategic or capital markets transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this Annual Report on Form 10-K, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for fiscal year 2006 are based, in part, on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 1. Business

Overview

        The Company is a leader in the design, manufacture and distribution of compact equipment for construction and agriculture applications. Its compact equipment and related attachments are primarily used in a variety of earthmoving and material handling applications where space, mobility and manpower are at a premium. The Company also manufactures agricultural implements and provides financing for its dealers and their customers. The Company believes its products are recognized as providing quality, reliability and performance to a loyal and growing customer base. It also believes it is differentiated from other construction equipment manufacturers by its focus on the growing compact equipment market, its extensive compact equipment-focused distribution network, and its ability to offer a broad line of high-quality compact equipment to a wide variety of customers. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

        The Company believes that it has one of the most extensive compact equipment-focused product offerings in North America. Its compact equipment consists of skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, compact mini-loaders and asphalt pavers. The Company also provides an assortment of related attachments, including pallet forks, augers and backhoes, primarily for skid loaders. Its agricultural implements encompass a broad range of products including haymaking, forage harvesting, manure handling and feedmaking equipment. While the Company manufactures a majority of the products it sells, it has also proactively established strategic alliances with select European and Asian compact equipment manufacturers to distribute their products under its brand names. These alliances further broaden the Company’s product offering and leverage its distribution network.

        The Company markets its products under the Gehl, Mustang and Edge brand names through its network of independent dealers located primarily in North America and Europe. The Company’s dealers, which number in excess of 660 in North America along with approximately 120 distributors in the rest of the world, sell its compact equipment and attachments to contractors, sub-contractors, owner operators, rental stores, farmers, landscapers and municipalities. Many of these dealers also operate their own rental fleet. Over time, the Company has cultivated and built what it considers to be one of the largest independent compact equipment distribution networks in North America. Most of the Company’s largest competitors require their dealers to carry their full line of large and small equipment which may not be ideally suited for that dealer’s local market and customer base. The Company attempts to differentiate itself by offering dealers a comprehensive compact equipment offering and allowing them to carry only the products which optimize their overall product portfolio for their individual served market. It also supports its dealer network by providing floor plan, retail and rental fleet financing. It believes the combination of its product offering and financing support provides a significant opportunity to continue to expand sales to existing dealers and attract additional dealers in new geographic regions.

        The Company manufactures its products at three facilities located in Yankton and Madison, South Dakota and West Bend, Wisconsin, and it has selling and distribution facilities in Illinois, Minnesota, Wisconsin and Germany. Under a license agreement with Manitou BF S.A., the world’s largest manufacturer of telescopic handlers, the Company has the rights to manufacture and distribute select models of Manitou telescopic handlers under the Gehl brand name for sale in the United States.

Sale of Common Stock and Stock Split

        On September 26, 2005, the Company completed a public offering of 2,395,000 shares of its common stock at a price to the public of $28.12. The offering included 1,748,125 primary shares sold by the Company and 646,875 secondary shares sold by one selling shareholder, Neuson Finance GmbH. The Company received approximately $46.1 million in net proceeds from the sale of shares by it in the offering, after deducting underwriting discounts, commissions and expenses. The Company used the net proceeds it received from the offering to repay debt outstanding under its credit facility.

        On July 22, 2005, the Company declared a three-for-two common stock split in the form of a 50% stock dividend with a record date of August 10, 2005, and a payment date of August 24, 2005. The purpose of the stock dividend was to create additional market liquidity for the Company’s common stock and, thus, enhance shareholder value. The information in this Annual Report on Form 10-K has been adjusted to reflect the stock split.

Business Segments

        The Company operates in two segments, construction equipment and agricultural equipment, defined by the two distribution channels through which its products are sold as the long-term financial performance of these segments is affected by separate economic conditions and cycles. Many of the Company’s compact construction equipment products are sold through both of these channels. A substantial portion of the products sold through the agricultural equipment channel represent compact equipment and related attachments. In 2005, sales of agricultural implement products represented approximately 8% of the Company’s consolidated net sales.

The following table shows certain information relating to the Company’s segments (dollars in thousands):

	Years ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales:	$343,961	71.9%	$242,440	67.0%	$155,516	63.6%
Construction Equipment
Agricultural Equipment	134,253	28.1	119,158	33.0	88,884	36.4

Total	$478,214	100.0%	$361,598	100.0%	$244,400	100.0%

Income (loss) from
operations:
Construction Equipment	$32,163	83.9%	$19,171	92.6%	$7,899	161.7%
Agricultural Equipment	6,147	16.1	1,537	7.4	(3,013)	(61.7)

Total	$38,310	100.0%	$20,708	100.0%	$4,886	100.0%

        The 2003 income from operations reflects the impact of the $3.6 million impairment charge to adjust the carrying value of the Company’s Owatonna, Minnesota and Lebanon, Pennsylvania facilities, which were closed in 2002 and sold in 2003 and 2004, respectively. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively.

        The Company had no intersegment sales or transfers during the years set forth above. For segment information with respect to identifiable assets, depreciation/amortization and capital expenditures for the construction equipment and agricultural equipment segments, see Note 16 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Form 10-K.

Construction Equipment Segment

Products

        The Company markets the following products through compact construction equipment dealers:

•	Skid Loaders – The Company’s skid loader line consists of a broad range of products offered through the Gehl and Mustang brands, including a model with the largest lift capacity and highest lift height in the industry. The skid loader line features a choice of hand-operated T-bar or joystick controls, hand only or hand and foot controls. The skid loader, with its fixed-wheel four-wheel drive is used for a variety of purposes, including earth moving and material handling duties. The skid loader may also be used with a variety of attachments.

•	Telescopic Handlers — The Company’s telescopic handler line consists of a broad range of products offered through the Gehl and Mustang brands. These telescopic handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including masons, roofers and building contractors.

•	Compact Excavators – The Company’s compact excavator line consists of a broad range of products offered through the Gehl and Mustang brands. The units range in size from 1.5 metric tons to 11.5 metric tons. All units come standard with auxiliary hydraulics. An industry exclusive frame leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

•	Compact Track Loaders – The Company offers multiple compact track loaders through the Gehl and Mustang brands. With a dedicated rubber track, these machines are especially useful in soft or muddy conditions. They offer low ground pressure and high floatation and are used in landscaping, nursery and general construction applications.

•	All-wheel-steer Loaders – The Company offers multiple all-wheel-steer loaders through the Gehl and Mustang brands with either conventional or telescopic booms. The units range from 39 horsepower to 75 horsepower and are used in general construction, and by building contractors and material producers.

•	Asphalt Pavers — Two models of Power Box pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging and bike trail, parking lot, driveway, trailer court and tennis court paving.

•	Compact mini-loaders – Gehl offers an articulated unit, powered by a 20 horsepower engine. It is one of the few compact-loaders offered in the industry where the operator is seated on the unit. Offered with a wide variety of attachments, the principal applications for this product are landscaping, nursery and material handling.

        Through its wholly-owned subsidiary, CE Attachments, Inc., the Company distributes a wide variety of attachments primarily for use in conjunction with skid loaders and compact excavators. These attachments include dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snow blowers, industrial grapples, tree diggers, concrete breakers, augers and many others.

Marketing and Distribution

        The Company maintains a separate distribution system for construction equipment. The Company markets its construction equipment in North America through approximately 315 independent dealers and internationally through approximately 100 distributors. The Company markets its compact construction attachments through its dealer network as well as through non-Gehl dealers, catalogs and its CE Attachments, Inc. website. The top ten dealers and distributors of construction equipment accounted for approximately 21% of the Company’s consolidated net sales for the year ended December 31, 2005; however, no single dealer or distributor accounted for more than 7% of the Company’s consolidated net sales for that period. Sales of the construction equipment skid loader product line accounted for approximately 27%, 26% and 25% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively. Sales of the construction equipment telescopic handler product line accounted for approximately 21%, 17% and 14% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively.

        The Company believes that maintenance and expansion of its dealer network is important to its ongoing success in the compact construction equipment market. Various forms of support are provided for its construction equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The construction equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, and regional field service representatives who assist in training and provide routine dealer service support functions, including warranty and service assistance. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

Industry and Competition

        The Company operates principally in the global compact construction equipment industry. Its equipment is primarily used for earth moving, material handling and paving applications, particularly in projects where space, mobility and manpower are at a premium. Sales in this market are driven by activity in the residential, commercial and industrial construction, recycling and paving industries. The market for compact construction equipment is particularly dependent on the level of light construction and repair projects such as residential and light commercial building, landscaping and recycling. Job mechanization continues to drive demand in the compact construction market as construction providers look to replace costly manual labor with compact, affordable, multi-purpose machines.

        The Company primarily focuses on seven compact construction equipment product categories: skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, asphalt pavers and compact mini-loaders. It also provides an assortment of related attachments, including pallet forks, augers and backhoes, primarily for skid loaders. The Company competes with numerous companies in each of its served markets, primarily based on price, quality, service and distribution. Its construction equipment product lines face competition in each of the Company’s markets. In general, each line competes with a small group of seven to twelve different companies, some of which are larger than the Company.

        The primary markets for the Company’s construction equipment outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid loader market in most of these markets.

Agricultural Equipment Segment

Products

        The Company markets the following products through agricultural equipment dealers:

•	Material Handling – This line consists of a broad range of Gehl skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders and the compact mini-loader used for agricultural applications. These product lines, which are also sold through the Company’s construction equipment dealers, are marketed by dealers who also sell agricultural implements. The Company also sells a range of attachments to accompany some of these products.

•	Implements – The Company offers haymaking, forage harvesting, manure handling and feedmaking implements. Its haymaking line includes a broad range of products used to harvest and process hay crops for livestock feed. The Company offers disc mowers, a wide range of pull-type disc mower conditioners, hay rakes, windrow mergers and variable-chamber round balers. The Company believes that it currently manufactures and distributes one of the industry’s most complete lines of forage harvesting equipment, including forage harvesters, forage wagons and blowers. The Company offers a broad range of manure spreaders, including the Scavenger “V-Tank” side-discharge manure spreader which incorporates a hydraulically controlled auger allowing the spreader to handle a wide range of semi-liquid waste products, including municipal sludge. For handling mostly solid manure, the Company also markets several models of rear-discharge box spreaders. The Company offers the Gehl Mix-All line of grinder-mixers and a feeder wagon for both mixing feed rations and delivering feed to livestock feeders.

Marketing and Distribution

        In North America, Gehl’s agricultural equipment is sold through approximately 350 geographically dispersed dealers. Fifty of these dealers are located in Canada. Agricultural equipment is also marketed through approximately 15 distributors in Europe, the Middle East, the Pacific Rim and Latin America. It has been and remains the Company’s objective to increase the share of Gehl products sold by a Gehl dealer. Gehl is not dependent for its sales on any specific agriculture dealer or group of dealers. The top ten dealers and distributors in agricultural equipment accounted for approximately 5% of the Company’s consolidated net sales for the year ended December 31, 2005 and no one dealer or distributor accounted for over 1% of the Company’s consolidated net sales during that period. Sales of the agricultural equipment skid loader product line accounted for approximately 12%, 13% and 13% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively.

        The Company provides various forms of support for its dealer network, including sales and service training. The Company also provides floor plan and retail finance support for products sold by its dealers in the United States and Canada. The Company’s agricultural equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, and regional field service representatives who assist in training and providing routine dealer service support functions, including warranty and service assistance. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

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

        The agricultural equipment markets in North America are highly competitive and require substantial capital outlays. The Company has several major competitors as well as numerous other limited line manufacturers and importers. The largest manufacturers in the agricultural equipment industry generally produce tractors and combines as well as a full line of tillage and planting equipment. Such manufacturers also market, to varying degrees, haymaking, forage harvesting, material handling, manure handling and/or feedmaking equipment, the areas in which the Company’s agricultural products are concentrated. The Company believes that no single competitor competes with the Company in each of its product lines and the Company is the only non-tractor manufacturer in the industry that offers equipment in each of these product lines. Smaller manufacturers which compete with the Company produce only a limited line of specialty items and often compete only in regional markets.

        The majority of the Company’s agricultural equipment dealers also carry the tractor and combine product lines of a major manufacturer. In addition to selling the tractors and combines of a major manufacturer, many of these dealers carry the major manufacturer’s entire line of products, some of which directly compete with the products offered by Gehl. Dealers of Gehl’s agricultural equipment also market equipment manufactured by limited line manufacturers which compete with specific product lines offered by the Company.

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

Backlog

        The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2005 was $186.3 million versus $65.3 million at December 31, 2004. Virtually all orders in the backlog at December 31, 2005 are expected to be shipped in 2006.

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

Retail Financing

        The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides retail financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance, the Company’s finance division. Retail financing is provided in Canada by a third party at rates subsidized by the Company.

        The Company maintains arrangements with third parties pursuant to which the Company sells retail finance contracts through an asset securitization program and limited recourse arrangements. The finance contracts require periodic installments of principal and interest over periods of up to 66 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 60 months. The Company continues to service the finance contracts it sells, including cash collections. For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable,” included in Part II, Item 7 of this Form 10-K and Note 3 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of this Form 10-K.

Employees

        As of December 31, 2005, the Company had 982 employees, of which 618 were hourly employees and 364 were salaried employees. At the production facilities in West Bend, Wisconsin, one of three Gehl production facilities, 102 hourly employees are covered by a collective bargaining agreement with the United Steelworkers Union (formerly the United Paperworkers International Union and formerly P.A.C.E) which expires December 15, 2006. None of the remaining employees of the Company are represented by unions. There have been no labor-related work stoppages at the Company’s facilities during the past thirty-two years.

Manufacturing and Sourcing

        The Company manufactures its products at three efficient and flexible manufacturing facilities located in South Dakota and Wisconsin. In 2002, the Company successfully completed a plant rationalization that consolidated its manufacturing facilities from five locations into three and improved its operating margins significantly. In addition, in 2005, the Company completed a consolidation and re-layout of its West Bend, Wisconsin facility, and the Company completed an expansion of its Yankton, South Dakota facility, increasing this facility’s size by 53,200 square feet. The Company has further enhanced its manufacturing capabilities through significant investments in laser cutting, robotic welding and other metal forming technologies. The Company believes its ongoing investment in operational efficiency enhances its competitive cost position and operating margins.

        The Company has established key strategic relationships with leading compact equipment manufacturers to market their products through the Company’s distribution network under the Gehl and Mustang brands. In July 2004, the Company announced a strategic alliance with the French company Manitou BF S.A. to manufacture and distribute select models of its market-leading compact telescopic handlers in the United States. In 1999, the Company entered into a distribution arrangement covering North and South America with Neuson Kramer Baumaschinen AG, an Austrian and German manufacturer of compact excavators and all-wheel-steer loaders. The Company also has a strategic alliance with Takeuchi Mfg. Co., Ltd. based in Japan to distribute compact track loaders in North and South America. In addition, many of the products in the Company’s wide assortment of attachments are sourced from other leading manufacturers. The Company has actively expanded its attachment offering in response to the growing demand for product versatility. The Company periodically assesses its sourcing relationships and believes these relationships allow the Company to capitalize on its partners’ expertise to provide a broad offering of top-quality compact equipment and attachments.

Research and Development

        The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company’s research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.6 million, $2.5 million and $2.6 million on research and development for the years ended December 31, 2005, 2004 and 2003, respectively.

Patents and Trademarks

        The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents, trademarks and service marks important in the operation of its business, including Gehl®, Gehl Finance®, Mustang®, ADVANTAGE™, Crop Processor™, Dynalift®, EDGE®, Gehl Mix-All®, Hydraloc™, Powerbox®, Powerview®, Power Protection Plan®, Select-A-Boom™ and the group of patents relating to the Scavenger® manure spreader, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Available Information

        The Company’s filings with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Corporate Governance section of the Company’s Internet website at www.gehl.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov, at the SEC s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC s Public Reference Room at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request.

Item 1A. Risk Factors

        You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results from operations could be materially and adversely affected and you may lose all or part of your investment.

We operate in cyclical industries, which could adversely affect our growth and results of operations.

        Our business depends upon general activity levels in the construction and agricultural industries. Historically, these industries have been cyclical. As a result, our operating profits are susceptible to a number of industry-specific factors, including:

•	prevailing levels of construction, especially housing starts, and levels of industrial production;

•	public spending on infrastructure;

•	market interest rates;

•	volatility of sales to rental companies;

•	real estate values;

•	consumer confidence;

•	changes in farm income and farmland value;

•	the level of worldwide farm output and demand for farm products;

•	commodity prices;

•	energy prices;

•	government agricultural policies and subsidies;

•	animal diseases and crop pests;

•	limits on agricultural imports; and

•	weather.

        As a result of these and other factors, including related effects on us and our customers’ access to and cost of credit and dealer inventory management, a downturn in demand for our products can occur suddenly, resulting in excess inventories, under-utilized production capacity and reduced sales prices for our products. These downturns may be prolonged and may result in lower net sales and earnings. Equipment manufacturers, including us, have responded to downturns in the past by reducing production and discounting product prices. These actions have resulted in restructuring charges and lower earnings for us in past affected periods. In the event of future downturns, we may take similar actions.

Our dependence on, and the price and availability of, raw materials and component parts may adversely affect our profits.

        We are exposed to fluctuations in market prices for commodities, such as steel and rubber, as well as component parts, including engines. In recent years, the prices of various raw materials and component parts have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as occurred in 2004 and 2005 with the cost and availability of steel and related products. If we are unable to purchase the raw materials and components we require or are unable to pass on price increases to our customers, our future profitability may be adversely affected.

The industries in which we operate are competitive, and competitors’ offerings of new products or services or lower prices could result in a decrease in our net sales and earnings.

        The compact construction equipment industry is competitive. We compete with global full-line suppliers (including Caterpillar Inc., Case Construction Equipment and Komatsu Ltd.) with a presence in every market and a broad range of products as well as with product line specialists (including JLG Industries, Inc., Ingersoll-Rand Company (Bobcat) and Takeuchi Mfg. Co. Ltd.). The agricultural equipment and implement industry is also competitive and has experienced significant consolidation and retrenchment over the past twenty years. This has served to reduce the total number of competitors and to strengthen certain major competitors. We have several major competitors in the agricultural industry (including Deere & Company, AGCO Corporation and CNH Global) as well as numerous other limited line manufacturers and importers (including Vermeer Manufacturing Company, Kuhn Group and H&S Manufacturing Company). The largest manufacturers in the agricultural equipment industry generally produce tractors and combines as well as a full line of tillage and planting equipment. Some of our competitors in both the construction and agricultural industries are larger than us and have greater financial, manufacturing, marketing and distribution resources. Competitive pricing, product initiatives and other actions taken by our competitors could cause us to lose customers or force us to decrease our sales prices, resulting in lower net sales and earnings.

We source some of our products from third parties and any interruption in the supply of these products could adversely affect our net sales and profitability.

        We source some of our products from third-party suppliers, including compact excavators and compact track loaders, as well as contract with other third parties for the manufacture of other products, including manure spreaders and forage boxes. Any interruption in the supply of these products or any material increase in prices could adversely affect our net sales and profitability. We source certain products from foreign suppliers, which exposes us to foreign currency risk with respect to the prices of those products. Any material change in the value of the United States dollar versus other currencies could adversely impact our net sales and profitability.

Our success depends in part on the introduction of new products, and the failure to introduce new products on a timely basis could adversely affect our net sales and profitability.

        Our long-term results depend upon our ability to secure, introduce and market new products successfully. Our success in this area will depend on a number of factors, including our ability to develop new products internally or source new products from third-party suppliers, product quality, competition, customer acceptance of new products and the strength of our dealer networks. Any difficulties in developing or identifying and sourcing new products, any manufacturing delays or problems with new product launches, or any increased warranty costs from new products could adversely affect our operating results. The introduction of new products could also result in a decrease in revenues from our existing products. The internal development and refinement of products also consumes a substantial amount of capital. We may need more capital for product development and refinement than is available to us, which could adversely affect our net sales and profitability.

Cyclical and structural declines in the demand for products we offer may cause us to undertake product line and facility rationalization initiatives that could result in restructuring charges and lower net sales and earnings.

        The construction and agricultural industries are continually evolving and undergoing cyclical and structural changes that impact the demand for the products we offer. The construction equipment business in our predominant markets generally increased from 1992 to 2000 and thereafter declined, in some cases significantly, before starting to recover in 2003. Similarly, the agricultural equipment business in the markets we serve experienced a period of significant decline in demand for product and industry over-capacity during the 1980s and early 1990s, which was followed by a period of consolidation and rationalization among agricultural equipment manufacturers. The decline in product demand was consistent with farm consolidation and the decline in the number of farms and the corresponding increase in average farm size and machinery capacity.

        We have historically reviewed these cyclical and structural changes in demand and have taken action to rationalize our product offerings and production facilities in light of market conditions. We expect to continue these reviews and to take appropriate action based on future conditions. Those actions could result in restructuring charges and lower net sales and earnings.

Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.

        At times, we may incur indebtedness that is substantial relative to our shareholders’ equity. Our indebtedness has important consequences. For example, it could:

•	make it difficult for us to fulfill our obligations under our credit agreement;

•	make it more challenging for us to obtain additional financing to fund our business strategy, debt service requirements, capital expenditures and working capital;

•	increase our vulnerability to interest rate changes and general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to service indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and markets; and

•	place us at a competitive disadvantage relative to our competitors that have less debt.

        In addition, our credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our long-term business objectives.

We are subject to risks and associated changes in the business climate that could limit our access to capital.

        Our business is capital intensive and the fulfillment of our strategic plan depends, at least in part, upon our ability to access capital at attractive rates and terms. If access to capital becomes significantly constrained because of changes in the business climate or other factors, then our results of operations and financial condition could be significantly adversely affected.

We are subject to significant environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

        We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. If we fail to comply with any environmental regulations, then we could be subject to future liabilities, fines or penalties or the suspension of production at our manufacturing facilities. If unexpected obligations at these or other sites or more stringent environmental laws are imposed in the future, our future profitability may be adversely affected.

The agricultural equipment industry is seasonal and affected by the weather, and seasonal fluctuations may cause our results of operations and working capital to fluctuate from quarter to quarter.

        The agricultural equipment business is seasonal, because farmers traditionally purchase agricultural equipment in the spring and fall in connection with the main planting and harvesting seasons. Our net sales and income from operations have historically been the highest in the second quarter, reflecting the spring selling season in our predominant agricultural markets. Seasonal conditions also affect our construction equipment business, but to a lesser degree.

Item 1B. Unresolved Staff Comments

        The Company has no unresolved staff comments to report pursuant to Item 1B.

Item 2. Properties

        The following table sets forth certain information as of December 31, 2005, relating to the Company’s principal manufacturing facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures,” included in Part II, Item 7 of this Form 10-K.

	Approximate Floor Area in Square Feet	Owned or Leased	Principal Uses
West Bend, WI	551,000	Owned	Corporate offices and
			engineering, research and
			development and manufacture of
			agricultural implements
Madison, SD	260,000	Owned	Manufacture of skid loaders
Yankton, SD	183,000	Owned	Manufacture of telescopic
			handlers and asphalt pavers

        The Company also has a 32 month renewable service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois. In addition, the Company has operating leases for sales offices in Minnesota and Wisconsin and for a sales and distribution facility in Germany.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

Executive Officers of the Registrant

        Set forth below is certain information concerning the executive officers of the Company as of February 1, 2006:

Name, Age and Position	Business Experience
William D. Gehl, 59,	Mr. Gehl has served as Chairman of the Board of Directors of the
Chairman of the Board of Directors and	Company since April, 1996 and as Chief Executive Officer of the Company
Chief Executive Officer	since November, 1992. Mr. Gehl served as President of the Company from
November, 1992 to April, 2003 and has served as a director of the
Company since 1987.
Malcolm F. Moore, 55,	Mr. Moore joined the Company as Executive Vice President and Chief
President and Chief Operating Officer	Operating Officer in August, 1999. Mr. Moore was elected President and
Chief Operating Officer in April, 2003.

Name, Age and Position	Business Experience

Thomas M. Rettler, 45,	Mr. Rettler joined the Company as Vice President and Chief Financial
Vice President and Chief Financial Officer	Officer in August, 2004. Prior to joining the Company, Mr. Rettler served as Vice President, Finance and Chief Financial Officer for WICOR
Industries, Inc. (WICOR), a manufacturing subsidiary of Wisconsin
Energy Corporation, from 2003 to July 2004. Mr. Rettler was also Vice
President, Finance for Sta-Rite Industries Inc., a subsidiary of WICOR, from 1999 to July 2004.
James J. Monnat, 50,	Mr. Monnat joined the Company as Treasurer and Director of Tax in
Treasurer	January, 2005, and was appointed to the executive officer position of
Treasurer in July, 2005. Prior to joining the Company, Mr. Monnat served as Chief Financial Officer and Treasurer of WE Power, LLC, a
Wisconsin Energy Corporation subsidiary, from December, 2001 to
September, 2004. Mr. Monnat was an independent financial consultant during 2001. Mr. Monnat was Treasurer of WICOR, Inc., a
Milwaukee-based utility holding company, from 1998 to 2000.
Daniel M. Keyes, 37,	Mr. Keyes joined the Company as Vice President Sales and Marketing in
Vice President Sales and Marketing	December 2000. From 1996 until joining the Company, Mr. Keyes held a variety of senior marketing management positions, most recently,
Director, Strategic Accounts, with CNH Global NV (a manufacturer of agricultural and construction equipment).
Daniel L. Miller, 47	Mr. Miller joined the Company as Director of Manufacturing Operations
Vice President Manufacturing Operations	in October, 2001. Mr. Miller was appointed Vice President,
Manufacturing Operations in December, 2005. Prior to joining the
Company, Mr. Miller held a variety of management positions in manufacturing and distribution, most recently General Manager of
Distribution and Logistics and Operations Manager of multiple facilities for Woods Equipment Company, a manufacturer of
agricultural, turf, and construction equipment.
Michael J. Mulcahy, 59,	Mr. Mulcahy has served as General Counsel of the Company since 1974 and
Vice President, Secretary and General	became Secretary in 1977 and a Vice President in 1986.
Counsel
Kenneth H. Feucht, 57	Mr. Feucht has served as Vice President of Human Resources since May,
Vice President of Human Resources	2002. Mr. Feucht was Director of Human Resources from 1999 to 2002 and
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        On July 22, 2005, the Company declared a three-for-two common stock split in the form of a 50% stock dividend with a record date of August 10, 2005, and a payment date of August 24, 2005. The purpose of the stock dividend was to create additional market liquidity for the Company’s common stock and, thus, enhance shareholder value. The information in this Annual Report on Form 10-K has been adjusted to reflect the stock split.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during 2005. As of December 31, 2005, the Company had authority to repurchase 272,150 shares under the plan.

        The Company’s common stock is traded on the Nasdaq National Market under the symbol “GEHL.” A summary of the high and low prices of Gehl’s common stock by quarter, as reported by the Nasdaq National Market, follows.

Price Range
	2005	2004
First Quarter	$14.03-20.55	$9.01-11.27
Second Quarter	14.83-29.27	9.90-13.55
Third Quarter	25.73-34.53	11.86-14.33
Fourth Quarter	20.58-28.55	12.63-18.60

Year	$14.03-34.53	$9.01-18.60

        The Company did not declare or pay any cash dividends in 2005 or 2004 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As of February 21, 2006, shareholders of record numbered 437.

Item 6. Selected Financial Data

Five Year Financial Summary
Dollars in Thousands, Except Per Share Data	2005	2004	2003	2002	2001
Summary of Operations
Net sales	$478,214	$361,598	$244,400	$232,565	$240,394
Gross profit	93,721	71,688	51,421	48,845	53,325
Strategic review process costs	--	--	--	--	513
Asset impairment and other restructuring costs	--	--	4,080	955	4,300
Income from operations	38,310	20,708	4,886	5,157	8,943
Income before income taxes	32,831	19,985	3,354	1,605	3,546
Net income	21,800	13,387	2,630	1,043	2,305

Financial Position at December 31
Current assets	$274,461	$252,007	$141,937	$154,618	$163,924
Current liabilities	74,296	89,159	58,603	51,992	56,466
Working capital	200,165	162,848	83,334	102,626	107,458
Accounts receivable - net	175,932	123,514	92,474	97,627	90,714
Finance contracts receivable - net	38,241	76,524	4,528	7,035	12,658
Inventories	43,580	38,925	31,598	36,771	52,161
Property, plant and equipment - net	36,272	34,072	35,316	46,697	43,431
Total assets	348,172	308,200	194,068	219,594	231,455
Long-term debt	52,069	69,467	26,538	56,135	64,237
Total debt	54,946	89,843	26,724	57,914	64,398
Shareholders’ equity	208,493	136,461	98,000	96,138	100,021

Common Share Summary
Diluted net income per share	$1.97	$1.47	$.33	$.13	$.28
Basic net income per share	2.06	1.51	.33	.13	.29
Dividends per share	--	--	--	--	--
Book value per share at year-end	17.36	13.74	12.25	11.93	12.44
Shares outstanding at year-end	12,006,527	9,931,823	8,000,159	8,060,475	8,039,582

Other Financial Statistics
Capital expenditures	$7,575	$3,669	$3,034	$6,790	$4,135
Depreciation	4,921	4,663	4,879	4,630	4,687
Current ratio	3.7 to 1	2.8 to 1	2.4 to 1	3.0 to 1	2.9 to 1
Percent total debt to total capitalization	20.9%	39.7%	21.4%	37.6%	39.2%
Net income as a percent of net sales	4.6%	3.7%	1.1%	.4%	1.0%
After-tax return on average shareholders’ equity	12.6%	11.4%	2.7%	1.1%	2.3%
Employees at year-end	982	908	796	716	987
Common stock price range	14.03-34.53	9.01-18.60	5.01-10.89	5.47-10.97	6.67-12.54

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company’s net sales in 2005 of $478.2 million were 32% above the 2004 net sales of $361.6 million. Construction equipment segment net sales in 2005 of $344.0 million were 42% above 2004 levels and comprised 72% of Company net sales in 2005 versus 67% in 2004. Agricultural equipment segment net sales in 2005 of $134.3 million were 13% above 2004 levels and comprised 28% of Company net sales in 2005 versus 33% in 2004.

        Income from operations in 2005 was $38.3 million, or 8% of net sales, with the construction equipment segment accounting for $32.2 million and the agricultural equipment segment accounting for $6.1 million.

        Net income in 2005 was $21.8 million, or $1.97 per diluted share, compared with $13.4 million, or $1.47 per diluted share, in 2004.

        The Company’s total assets increased to $348.2 million at December 31, 2005 from $308.2 million at December 31, 2004, primarily due to increased receivables as a result of the 32% increase in net sales. Total outstanding debt decreased to $54.9 million at December 31, 2005 from $89.8 million at December 31, 2004, primarily due to the application of net proceeds received from the public offering of stock that occurred in September of 2005.

Sales of Common Stock and Stock Split

        On September 26, 2005, the Company completed a public offering of 2,395,000 shares of its common stock at a price to the public of $28.12. The offering included 1,748,125 primary shares sold by the Company and 646,875 secondary shares sold by one selling shareholder, Neuson Finance GmbH. The Company received approximately $46.1 million in net proceeds from the sale of shares by it in the offering, after deducting underwriting discounts, commissions and expenses. The Company used the net proceeds it received from the offering to repay debt outstanding under its credit facility.

        On July 22, 2005, the Company declared a three-for-two common stock split in the form of a 50% stock dividend with a record date of August 10, 2005, and a payment date of August 24, 2005. The purpose of the stock dividend was to create additional market liquidity for the Company’s common stock and, thus, enhance shareholder value. The information in this Annual Report on Form 10-K has been adjusted to reflect the stock split.

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers, the Company issued 1,442,652 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility. Beginning in 2005, the Company and Manitou distributed select models of each others’ telescopic handler product lines in the United States through their respective dealer networks.

Results of Operations

In Thousands - Year Ended December 31,		2005	2004	2003
Net Sales	Construction	$343,961	$242,440	$155,516
	Agricultural	134,253	119,158	88,884

	Consolidated	$478,214	$361,598	$244,400

Net Sales % of Total	Construction	71.9%	67.0%	63.6%
	Agricultural	28.1%	33.0%	36.4%

Income (Loss) from Operations	Construction	$32,163	$19,171	$7,899
	Agricultural	6,147	1,537	(3,013)

	Consolidated	$38,310	$20,708	$4,886

2005 vs. 2004

Net Sales

        Net sales for 2005 were $478.2 million compared to $361.6 million 2004, an increase of $116.6 million, or 32%. Construction equipment segment net sales were $344.0 million in 2005, a 42% increase from 2004 net sales of $242.4 million. The construction equipment segment net sales were favorably impacted by the continued strength of the North American construction markets and market share gains in Europe during the year. Demand for the Company’s skid loaders was strong as shipments increased 23% from 2004, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe. Telescopic handler shipments in 2005 increased 62% from 2004 as demand from larger rental customers remained robust in 2005. Demand for compact track loaders and compact excavators resulted in sales increases from 2004 of 67% and 71%, respectively. The Company’s attachment subsidiary, CE Attachments, Inc. increased sales 24% from 2004. In addition to the increased shipments noted above, approximately 6 percentage points of the net sales increase was due to price increases during 2005 and 2004.

        Agricultural equipment segment net sales were $134.3 million in 2005, an increase of 13% from $119.2 in 2004. Compact equipment net sales through this segment increased 28% from 2004, primarily due to demand for skid loaders and compact track loaders as shipments of these products increased 20% and 41%, respectively, from 2004. In addition, 2005 net sales were favorably impacted by shipments of new telescopic handler models introduced during 2005. Net sales in 2005 were also favorably impacted by approximately 5 percentage points due to price increases during 2005 and 2004. These increases in net sales were partially offset by a 16% reduction in the shipment of agricultural implement products in 2005, primarily due to a reduction in market demand for certain products during 2005. Compact equipment and agricultural implement products accounted for 70% and 30%, respectively, of the segment sales in the 2005 compared to 62% and 38%, respectively, in 2004.

        Of the Company’s total net sales reported for 2005, $76.4 million were made to customers residing outside of the United States compared with $57.0 million in 2004. The increase in export sales was primarily due to increased sales in Europe as discussed above.

Gross Profit

        Gross profit was $93.7 million in 2005 compared to $71.7 million in 2004, an increase of $22.0 million, or 31%. Gross profit as a percentage of net sales (“gross margin”) was 19.6% for 2005 compared to 19.8% for 2004. Gross margin for the construction equipment segment was 20.5% for 2005 compared to 21.7% for 2004. The unfavorable impact of product cost increases (primarily increases in the cost of the material content of the product) on gross profit has been largely offset by multiple price increases implemented by the Company; however, 2005 gross margin was adversely impacted by 1.1 percentage points because price increases have not exceeded cost increases to a level that would result in no change in gross margin. In addition, a shift in the mix of product shipped during 2005 compared to 2004 accounted for the remainder of the decline in gross margin.

        Gross margin for the agricultural equipment segment was 17.3% for 2005 compared to 15.9% for 2004. The increase in the segment gross margin was primarily due to an increase in the compact equipment product net sales as a percentage of total segment net sales as these products have a gross margin similar to the construction equipment segment gross margin. The favorable impact of the shift in sales mix was partially offset by a reduction in the gross margin for agricultural implement products as the Company reduced production levels, including a temporary shutdown of the West Bend facility during the 2005 second quarter, in response to lower market demand for these products resulting in unfavorable overhead absorption.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $55.4 million, or 11.6% of net sales, for 2005 compared to $51.0 million, or 14.1% of net sales, for 2004. The increase in spending is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for 2005 was $38.3 million, or 8.0% of net sales, compared to income from operations of $20.7 million, or 5.7% of net sales, for 2004, an increase of $17.6 million, or 85%. The 2005 income from operations includes the temporary West Bend facility shutdown costs of $0.6 million, or 0.1% of net sales.

Interest Expense

        Interest expense was $5.5 million for 2005 compared to $2.8 million for 2004, an increase of $2.6 million. The increase in interest expense was due to an increase in the average outstanding debt during 2005 and an increase in borrowing costs as one-month LIBOR rates increased from 2004 to 2005. See “Liquidity and Capital Resources” below for discussion of changes in outstanding debt.

Interest Income

        Interest income was $4.3 million for 2005 compared to $2.3 million for 2004, an increase of $2.0 million. The increase in interest income is primarily due to the interest earned on the increased average balance of finance contracts receivable as well as accounts receivable. See “Liquidity and Capital Resources” below for discussion of the changes in the balance of finance contracts receivable and accounts receivable.

Net Other Expense

        The Company recorded net other expense of $4.3 million and $0.2 million in 2005 and 2004, respectively. The increase in net other expense was primarily due to $1.5 million of one time and other costs incurred with the implementation of the asset securitization program during 2005 and a $2.5 million increase in the cost of selling finance contracts, which included a $0.4 million realized gain on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts (see notes 3 and 12 in “Notes to Consolidated Financial Statements”). The increase in the loss on sales of finance contracts was primarily due to the sale of $220.8 million of contracts during 2005 compared to $65.7 million during 2004. Throughout the second half of 2004, the Company was holding finance contracts for a sale under an the asset securitization program that was finalized in February 2005.

Provision for Income Taxes

        The Company’s effective income tax rate was 33.6% in 2005 and 33.0% in 2004. The increase in the effective tax rate was primarily due to an increase in the company’s federal tax rate from 34% in 2004 to 35% in 2005.

Net Income

        Net income was $21.8 million in 2005, or 4.6% of net sales, compared to net income of $13.4 million in 2004, or 3.7% of net sales, an increase of $8.4 million, or 63%. Diluted earnings per share were $1.97 in 2005 compared to $1.47 in 2004. The 2005 net income includes the previously discussed temporary West Bend facility shutdown after-tax costs of $0.4 million, or $.03 per diluted share.

2004 vs. 2003

Net Sales

        Net sales for 2004 were $361.6 million compared to $244.4 million in 2003, an increase of 48%. Construction equipment segment net sales were $242.4 million in 2004, a 56% increase from 2003 net sales of $155.5 million. The construction equipment segment was favorably impacted by the improved economic conditions during 2004, including an increase in housing starts of nearly 6%. Skid loader sales in 2004 were up 47% from 2003, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe, due to demand for new Gehl skid loader models introduced in January 2004, as well as increased demand for Mustang brand skid loaders. Telescopic handler sales more than doubled during 2004 compared to 2003 as demand from rental customers was strong. Demand for compact track loaders, a product introduced in mid-2002, continued to grow and resulted in sales increasing 86% during 2004 compared to 2003. The Company’s, attachment subsidiary, CE Attachments, Inc., increased sales 31% from 2003.

        Gehl agricultural equipment segment net sales were $119.2 million in 2004, an increase of 34% from $88.9 million in 2003. The agricultural segment, in general, was favorably impacted by the improved economic conditions during 2004 as well as improved milk prices paid to dairy farmers in 2004 over 2003. Skid loader sales during 2004 increased 39% from 2003. Demand for compact track loaders was also strong as 2004 sales more than doubled from 2003. In addition, sales of agricultural implements in 2004 increased 11% from 2003.

        Of the Company’s total net sales reported for 2004, $57.0 million were made to customers residing outside of the United States compared with $50.5 million in 2003. The increase was due primarily to increased sales in Europe.

Gross Profit

        Gross profit in 2004 was $71.7 million compared to $51.4 million in 2003. Gross margin was 19.8% in 2004 compared to 21.0% in 2003. Gross margin for the construction equipment segment was 21.7% for 2004 compared with 23.3% for 2003. Gross margin for the agricultural equipment segment was 15.9% for 2004 compared to 17.1% for 2003. The 2004 gross margin for both segments was negatively impacted by higher steel and component part costs, costs of finished goods sourced from overseas due to the weak U.S. dollar versus the Euro and the yen and manufacturing inefficiencies associated with the start-up of production of the new Gehl skid loader models in early 2004. These cost increases, which adversely impacted margins by approximately 3.9 percentage points, have been partially offset by selective selling price increases in the first, third and fourth quarters of 2004, as well lower levels of discounts and sales incentives, which improved margins by approximately 2.7 percentage points.

        Lower levels of discounts and sales incentives as well as the impact of 2004 price increases favorably impacted the agricultural equipment segment gross margin by approximately 6.1 percentage points. This favorable impact was more than offset by an approximate 4.7 percentage point reduction in gross margin due to the product cost issues noted above as well as an unfavorable mix of products shipped, which further reduced gross margins by approximately 2.6 percentage points.

        The 2004 price increases and a favorable mix of product shipments favorably impacted construction equipment segment gross margins by approximately 3.2 percentage points. This favorable impact was more than offset by an approximate 4.8 percentage point reduction in gross margin due to the product cost issues noted above.

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

Income from Operations

        Income from operations for 2004 was $20.7 million, or 5.7% of net sales, compared to a $4.9 million, or 2.0% of net sales, for 2003, an increase of $15.8 million. The 2003 income from operations reflects the impact of the $3.6 million impairment charge to adjust the carrying value of the Company’s Owatonna, Minnesota and Lebanon, Pennsylvania facilities, which were closed in 2002 and sold in 2003 and 2004, respectively. Of the $3.6 million charge, $1.2 million and $2.4 million related to the construction equipment and agricultural equipment segments, respectively.

Interest Expense

        Interest expense decreased $0.8 million, or 22%, to $2.8 million in 2004 compared to $3.6 million in 2003. The decrease in the Company’s average outstanding debt balance and lower average borrowing costs contributed to a decrease in the 2004 interest expense.

Interest Income

        Interest income increased $0.5 million, or 30%, to $2.3 million in 2004 compared to $1.8 million in 2003. The increase in interest income is primarily due to the interest earned on the increased balance of finance contracts receivable as the Company was retaining contracts for a sale under the asset securitization program that was put in place in February 2005.

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

Net Income

        Net income was $13.4 million for 2004 compared with $2.6 million for 2003, an increase of $10.8 million. Diluted earnings per share were $1.47 in 2004 compared to $.33 in 2003. Net income in 2003 includes the after-tax impairment charge of $2.4 million, or $.29 per diluted share, and an after-tax charge of $0.3 million, or $.04 per diluted share, relating to the Company’s former Owatonna, Minnesota and Lebanon, Pennsylvania facilities. In addition, 2003 net income was favorably impacted by a $0.4 million, or $.05 per diluted share, tax adjustment related to finalization of prior year tax returns during the 2003 fourth quarter.

Liquidity and Capital Resources

Working Capital

        The Company’s working capital increased to $200.2 million at December 31, 2005 from $162.8 million twelve months earlier. The increase was primarily the result of an increase in accounts receivable and inventories and a decrease in short-term borrowings, offset, in part, by a decrease in finance contracts receivable.

Accounts Receivable and Inventories

        The Company’s accounts receivable increased $52.4 million to $175.9 million at December 31, 2005. The increase in accounts receivable was due to the 32% increase in net sales during 2005, which was primarily driven by strong demand for skid loaders, telescopic handlers, compact track loaders and compact excavators. The Company’s inventories increased $4.7 million to $43.6 million at December 31, 2005. The increase in inventories was primarily to meet the rising demand for the Company’s products.

Finance Contracts Receivable

        Finance contracts receivable decreased $38.8 million to $34.5 million at December 31, 2005. The Company had been holding finance contracts for a sale under an asset securitization program from the third quarter of 2004 through February 2005. Upon finalizing the asset securitization program in February 2005, the Company began selling the held contracts, as well as contracts originated after the inception of the program, through the asset securitization program, which resulted in a decrease in the balance of finance contracts receivable from December 31, 2004. See “Off Balance Sheet Arrangements — Sales of Finance Contracts Receivable” following for additional discussion.

Short-term Borrowings

        The Company used a portion of the proceeds from a new revolving credit facility (See “Borrowing Arrangements” below), which was put in place in June 2005, to repay, in full, the short-term borrowings that were outstanding at December 31, 2004.

Capital Expenditures

($ thousands)	2005	2004	2003
Capital Expenditures	$7,575	$3,669	$3,034
Depreciation	$4,921	$4,633	$4,879

        The Company expended $7.6 million for property, plant and equipment in 2005, the majority of which was incurred to expand the Yankton manufacturing facility and upgrade machinery and equipment. The Company plans to make up to $8.0 million in capital expenditures in 2006, primarily to enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment. The Company believes its Madison, South Dakota and West Bend, Wisconsin manufacturing facilities will be sufficient to provide adequate capacity for its operations for the foreseeable future. The Company believes its present Yankton, South Dakota facility will operate at, or near, full capacity throughout 2006.

Debt and Equity

December 31,	2005	2004	2003	2002	2001
($ millions)
Total Debt	$54.9	$89.8	$26.7	$57.9	$64.4
Shareholders’ Equity	$208.5	$136.5	$98.0	$96.1	$100.0

% Total Debt to
Total Capitalization	20.9%	39.7%	21.4%	37.6%	39.2%

        At December 31, 2005, shareholders’ equity had increased $72.0 million to $208.5 million from $136.5 million a year earlier. This increase primarily reflects the impact of the $46.1 million in proceeds received from the sale of the Company’s common stock in September 2005 (see “Sale of Common Stock” above), 2005 net income of $21.8 million and $4.2 million related to the exercise of stock options.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during 2005 or 2004. As of December 31, 2005, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Borrowing Arrangements

        On June 3, 2005, the Company entered into a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of December 31, 2005, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.21%. The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of December 31, 2005.

        Borrowings under the Facility and the previous asset-based senior secured debt facility were $51.5 million at December 31, 2005 versus $69.0 million a year earlier. Available unused borrowings under the Facility and the previous asset-based senior secured debt facility were $73.5 million at December 31, 2005 versus $19.3 million a year earlier.

        In October 2005, the Company entered into a $15 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.85% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expires on April 30, 2006. There were no borrowings outstanding under this facility at December 31, 2005.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. Borrowings of €1.5 million were outstanding at a weighted average interest rate of 3.92% at December 31, 2005.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2006 will continue to be funded by operations and the Company’s borrowing arrangements.

Contractual Obligations

        A summary of the Company’s significant contractual obligations as of December 31, 2005 are as follows (in thousands):

	Total	2006	2007 - 2008	2009 - 2010	After 2010
Contractual Obligations:
Debt Obligations	$54,946	$2,877	$483	$51,586	$--
Operating Leases	7,888	1,731	2,395	1,938	1,824

Total Contractual Obligations	$62,834	$4,608	$2,878	$53,524	$1,824

        Debt Obligations do not include interest payments on the outstanding debt balance.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In February 2005, the Company entered into an asset securitization program with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. At December 31, 2005, the Company had available unused capacity of $58.0 million under this facility. In February 2006, the Company terminated the asset securitization program with the Purchaser. The Company and a third party financial institution are in negotiations with respect to a new finance contracts receivable securitization facility that would allow the Company to sell up to $300 million in finance contracts receivable through a revolving facility. The Company anticipates having this enhanced asset securitization program in place by the end of the first quarter of 2006. In addition to the asset securitization program, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. Prior to 2005, the Company sold certain finance contracts receivable to various financial institutions on a full recourse basis. The Company continues to service substantially all contracts, whether or not sold. At December 31, 2005, the Company serviced $268.5 million of sold finance contracts receivable of which $109.7 million, $78.8 million and $80.0 million were sold through the asset securitization program, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Accounting Pronouncements

        During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to certain employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company anticipates using the modified prospective method of adopting SFAS 123R and will record compensation expense related to stock options in its income statement using the Black-Scholes option-pricing model upon adoption of SFAS 123R in the first quarter of 2006. The Company expects to record approximately $1.1 million of pre-tax compensation expense in 2006.

        In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have any significant impact on the Company’s Consolidated Financial Statements.

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

2006 Outlook

        The Company’s markets for compact equipment continued to show strong demand throughout the fourth quarter of 2005. Orders in the fourth quarter increased over 100% compared to the prior year, driven largely by the Company’s introduction of its new E-Series skid loader line and the continuing strength of rental industry demand for telescopic handlers. Backlog at December 31, 2005, of $186.3 million, increased over 180% from year-end 2004.

        Based on 2006 forecasted market growth for compact equipment in North America, as well as the Company’s recent order rate, backlog position and production capacity, the Company expects 2006 net sales to be in the range of $510 million to $520 million, an increase of between 7% and 9% over 2005 levels. Operating margins are expected to continue to improve as the result of initiatives to tightly manage costs and improve efficiencies throughout the organization.

        Provided general economic conditions continue to be favorable, input prices remain stable, and the availability of product from the Company’s suppliers is sufficient to meet demand, the Company expects to earn in the range of $2.13 to $2.18 per share in 2006. Expected earnings per share include an estimated $.06 per share of compensation expense related to the Company’s adoption, in the first quarter of 2006, of SFAS 123R, which requires companies to recognize compensation expense for all stock-based awards.

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

Interest Rate Risk

        The Company’s exposure to interest rates relates primarily to outstanding variable rate borrowings that price off short-term market interest rates and the Company’s retained interest in securitized finance contracts receivable.

        The Company’s Facility is primarily LIBOR-based and is subject to interest rate changes. In order to manage interest rate exposures, the Company entered into a forward starting interest rate swap agreement with a major financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 4.385% at December 31, 2005.

        The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swaps will be recorded on the balance sheet, with changes in fair value included in other comprehensive income (loss). Swap gains or losses included in other comprehensive income (loss) are reclassified into earnings at the time the related interest expense is recognized or settlement of the obligation occurs.

        A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pre-tax interest expense of approximately $270,000 based on borrowings outstanding at December 31, 2005.

Commodity Risk

        The Company is exposed to fluctuations in market prices for commodities, especially steel. The Company has established arrangements to manage the negotiations of commodity prices and, where possible, to limit near-term exposure to fluctuations in certain raw material prices.

Currency Risk

        The Company has limited exposure to foreign currency exchange fluctuations. Certain sales are made in Canadian dollars; however, to minimize this exposure, the Company borrows in Canadian dollars under the Facility. The Company purchases certain inventory components and finished goods from suppliers in Europe and Japan. To the extent the U.S. dollar strengthens or weakens against the Euro or the Yen, the Company’s purchase price could be affected under risk sharing mechanisms in certain supply agreements. From time to time the Company has entered into contracts to hedge a portion of its currency risk associated with supply agreements which do not contain currency risk sharing mechanisms. The Company was not a party to any currency hedging contracts at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Financial Statements:
Management’s Annual Report on Internal Control Over Financial Reporting	28
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets at December 31, 2005 and 2004	31
Consolidated Statements of Income for the
three years ended December 31, 2005	32
Consolidated Statements of Shareholders' Equity for the
three years ended December 31, 2005	33
Consolidated Statements of Cash Flows for the
three years ended December 31, 2005	34
Notes to Consolidated Financial Statements	35
Page
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the
three years ended December 31, 2005	56

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

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

        The Company’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ William D. Gehl
William D. Gehl
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gehl Company:

        We have completed an integrated audit of Gehl Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gehl Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying indexpresents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidatedfinancial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control —Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 3, 2006

Gehl Company and Subsidiaries
Consolidated Balance Sheets

In Thousands, Except Share Data - December 31,	2005	2004
Assets
Cash	$4,842	$5,262
Accounts receivable-net	175,932	123,514
Finance contracts receivable-net	34,524	73,343
Inventories	43,580	38,925
Deferred income tax assets	7,483	8,104
Prepaid expenses and other current assets	8,100	2,859

Total current assets	274,461	252,007

Property, plant and equipment-net	36,272	34,072
Finance contracts receivable-net, non-current	3,717	3,181
Goodwill	11,748	11,748
Other assets	21,974	7,192

Total assets	$348,172	$308,200

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$251	$225
Short-term debt obligations	2,626	20,151
Accounts payable	44,650	41,882
Accrued and other current liabilities	26,769	26,901

Total current liabilities	74,296	89,159

Line of credit facility	51,450	69,045
Long-term debt obligations	619	422
Deferred income tax liabilities	983	1,247
Other long-term liabilities	12,331	11,866

Total long-term liabilities	65,383	82,580

Common stock, $.10 par value, 25,000,000 shares authorized,
12,006,527 and 9,931,823 shares outstanding at December 31, 2005 and 2004
respectively(1)	1,201	993
Preferred stock, $.10 par value, 2,000,000 shares authorized, 250,000
shares designated as Series A preferred stock, no shares issued	--	--
Capital in excess of par(1)	80,426	30,091
Retained earnings	137,289	115,489
Accumulated other comprehensive loss	(10,423)	(10,112)

Total shareholders’ equity	208,493	136,461

Total liabilities and shareholders’ equity	$348,172	$308,200

Contingencies (Notes 3 and 15)

The accompanying notes are an integral part of the financial statements.

(1) Adjusted for stock split. See Note 11.

Gehl Company and Subsidiaries
Consolidated Statements of Income

In Thousands, Except Per Share Data - Year Ended December 31,	2005	2004	2003
Net sales	$478,214	$361,598	$244,400
Cost of goods sold	384,493	289,910	192,979

Gross profit	93,721	71,688	51,421
Selling, general and administrative expenses	55,411	50,980	42,455
Asset impairment and other restructuring costs	--	--	4,080

Total operating expenses	55,411	50,980	46,535

Income from operations	38,310	20,708	4,886
Interest expense	(5,469)	(2,838)	(3,648)
Interest income	4,314	2,312	1,785
Other (expense) income, net	(4,324)	(197)	331

Income before income taxes	32,831	19,985	3,354
Provision for income taxes	11,031	6,598	724

Net income	$21,800	$13,387	$2,630

Diluted net income per common share(1)	$1.97	$1.47	$.33

Basic net income per common share(1)	$2.06	$1.51	$.33

The accompanying notes are an integral part of the financial statements.

(1) Adjusted for stock split. See Note 11.

Gehl Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity

In Thousands	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Capital In Excess of Par
Balance at December 31, 2002(1)	$96,138		$99,472	$(10,901)	$806	$6,761
Comprehensive income:
Net income	2,630	$2,630	2,630
Minimum pension liability adjustments,
net of $855 of taxes	(1,589)	(1,589)		(1,589)
Currency translation adjustment	995	995		995
Unrealized gains (losses), net of $104 of taxes	195	195		195

Comprehensive income		2,231

Exercise of stock options, including tax
benefit of $44	360				5	355
Treasury stock purchases/cancellations	(729)				(11)	(718)

Balance at December 31, 2003(1)	98,000		102,102	(11,300)	800	6,398
Comprehensive income:
Net income	13,387	13,387	13,387
Minimum pension liability adjustments,
net of $229 of taxes	426	426		426
Currency translation adjustment	734	734		734
Unrealized gains (losses), net of $15 of taxes	28	28		28

Comprehensive income		14,575

Issuance of common stock	19,812				144	19,668
Exercise of stock options, including tax
benefit of $636, and other	4,074				49	4,025

Balance at December 31, 2004(1)	136,461		115,489	(10,112)	993	30,091
Comprehensive income:
Net income	21,800	21,800	21,800
Minimum pension liability adjustments,	1,069	1,069		1,069
net of $562 of taxes
Currency translation adjustment	(1,355)	(1,355)		(1,355)
Unrealized gains (losses), net of $13 of taxes	(25)	(25)		(25)

Comprehensive income		$21,489

Issuance of common stock	46,064				174	45,890
Exercise of stock options, including tax
benefit of $1,110, and other	4,479				34	4,445

Balance at December 31, 2005	$208,493		$137,289	$(10,423)	$1,201	$80,426

The accompanying notes are an integral part of the financial statements.

(1) Adjusted for stock split. See Note 11.

Gehl Company and Subsidiaries
Consolidated Statements of Cash Flows

In Thousands - Year Ended December 31,	2005	2004	2003
Cash Flows from Operating Activities
Net income	$21,800	$13,387	$2,630
Adjustments to reconcile net income to net cash (used for)
provided by operating activities:
Depreciation and amortization	4,945	4,664	4,923
Compensation expense for long-term incentive stock grants	232	--	--
Gain on sale of property, plant and equipment	(162)	(119)	--
Asset impairment (non-cash)	--	--	3,599
Cost of sales of finance contracts	2,732	260	(104)
Deferred income taxes	(206)	(1,145)	1,657
Tax benefit related to exercise of stock options	1,110	636	44
Proceeds from sales of finance contracts	190,028	65,464	121,783
(Decrease) increase in cash due to changes in:
Accounts receivable-net	(54,446)	(30,500)	5,782
Finance contracts receivable-net	(154,902)	(138,027)	(119,172)
Inventories	(6,037)	(6,787)	5,504
Prepaid expenses and other current assets	(161)	(945)	1,495
Other assets	(19,242)	(4,231)	154
Accounts payable	4,426	9,898	3,380
Other liabilities	2,232	4,279	(546)

Net cash (used for) provided by operating activities	(7,651)	(83,166)	31,129

Cash Flows from Investing Activities
Property, plant and equipment additions	(7,575)	(3,669)	(3,034)
Proceeds from sale of property, plant and equipment	478	2,330	4,403
Increase (decrease) in other assets	20	(290)	(47)

Net cash (used for) provided by investing activities	(7,077)	(1,629)	1,322

Cash Flows from Financing Activities
(Repayments of) proceeds from revolving credit loans	(17,595)	42,705	(21,037)
Proceeds from short-term borrowings	29,708	20,151	--
Repayments of short-term borrowings	(47,233)	--	--
Repayment of industrial development bonds, net of debt
reserve fund of $649	--	--	(7,751)
Proceeds from (repayments of) other borrowings - net	227	263	(1,805)
Proceeds from issuance of common stock	46,064	19,812	--
Proceeds from exercise of stock options	3,137	3,438	316
Treasury stock purchases	--	--	(729)

Net cash provided by (used for) financing activities	14,308	86,369	(31,006)

Net (decrease) increase in cash	$(420)	$1,574	$1,445

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

        Finance Contracts Receivable: The Company offers financing for its products to retail customers and to its dealers. Finance contracts require periodic installments of principal and interest over periods of up to 66 months.

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

        Goodwill and Other Intangible Assets: Goodwill and intangible assets deemed to have indefinite lives are not amortized; however, such assets must be tested for impairment at least annually. Amortization is recorded for other intangible assets with definite lives. The Company is subject to financial statement risk in the event that goodwill becomes impaired.

        Foreign Currency Transactions: Foreign currency transaction gains and (losses) are included in the determination of income. Foreign currency (losses) gains were $(104,000), $228,000 and $441,000 in 2005, 2004 and 2003, respectively.

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

        Research and Development Costs: Costs for research activities relating to product development and improvement are charged against income as incurred. Such costs amounted to approximately $2.6 million, $2.5 million and $2.6 million in 2005, 2004 and 2003, respectively.

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

        Comprehensive Income: Comprehensive income is defined as the sum of net income and all other non-owner changes in equity (or accumulated other comprehensive loss). The components of accumulated other comprehensive loss were as follows (net of tax) (in thousands):

December 31,	2005	2004
Minimum pension liability adjustments	$(11,247)	$(12,301)
Currency translation adjustments	925	2,280
Unrealized losses	(101)	(91)

Accumulated other comprehensive loss	$(10,423)	$(10,112)

        Stock-Based Compensation: The Company maintains stock option plans for certain of its directors, officers and key employees, which are described more fully under Note 11. For the periods presented, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense has been recognized for options granted under these plans as the option price was equal to the market value of the Company’s common stock on the date of grant. The effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” is presented below (in thousands, except per share data):

Year Ended December 31,	2005	2004	2003
Net income, as reported	$21,800	$13,387	$2,630
Less: stock-based compensation expense determined based on fair
value method, net of tax	(546)	(572)	(648)

Pro forma net income	$21,254	$12,815	$1,982

Diluted net income per share:
As reported	$1.97	$1.47	$.33
Pro forma	$1.92	$1.40	$.25
Basic net income per share:
As reported	$2.06	$1.51	$.33
Pro forma	$2.01	$1.45	$.25

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

Year Ended December 31,	2005	2004	2003
Expected stock price volatility	37.1%	37.6%	41.1%
Risk-free interest rate	4.1%	4.6%	3.7%
Expected life of options - years	7	7	7

        The weighted-average grant-date fair value of options granted during 2005, 2004 and 2003 was $9.27, $7.35 and $4.22, respectively.

        Accounting Pronouncements: During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and other transactions under Company stock plans. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006. The Company anticipates using the modified prospective method of adopting SFAS 123R and will record compensation expense related to stock options in its income statement using the Black-Scholes option-pricing model upon adoption of SFAS 123R in the first quarter of 2006. The Company expects to record approximately $1.1 million of pre-tax compensation expense in 2006 related to options granted prior to December 31, 2005.

        In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have any significant impact on the Company’s Consolidated Financial Statements.

Note 2 — Accounts Receivable

        Accounts receivable were comprised of the following (in thousands):

December 31,	2005	2004
Accounts receivable	$180,597	$128,663
Less allowances for:
doubtful accounts	(3,684)	(3,201)
returns and dealer discounts	(981)	(1,948)

	$175,932	$123,514

        The Company retains as collateral a security interest in the equipment associated with accounts receivable.

Note 3 — Finance Contracts Receivable

        Unsold finance contracts receivable were comprised of the following (in thousands):

December 31,	2005	2004
Finance contracts receivable	$42,847	$80,643
allowance for doubtful accounts	(4,606)	(4,119)

	38,241	76,524
Less: non-current portion	(3,717)	(3,181)

Current portion	$34,524	$73,343

        The unsold finance contracts receivable at December 31, 2005 have a weighted-average interest rate of approximately 5.0%. The Company retains as collateral a security interest in the equipment associated with unsold finance contracts receivable. The Company also maintains certain levels of dealer recourse deposits as additional security associated with finance contracts receivable. The dealer recourse deposits totaled $2.5 million, $2.4 million and $2.5 million at December 31, 2005, 2004 and 2003, respectively.

        The Company sells finance contracts receivables through various arrangements. In February 2005, the Company entered into an asset securitization program (the “Program”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $150 million of retail installment sale contracts (“retail installment sale contracts” or “finance contracts receivable”). The following summarizes the Company’s sales of retail finance contracts receivable through the program during 2005 (in thousands):

2005
Value of contracts sold	$133,597
Cash received on sales of contracts	114,627

Retained interest in contracts sold	17,871

Cost of sales of finance contracts	$1,099

        The Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote qualified special purpose subsidiary (“QSPE”) of the SPE. The QSPE, in turn, sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser. The Purchaser receives a security interest in each such portfolio of finance contracts receivable. The Company has retained collection and administrative responsibilities for each such portfolio of finance contracts receivable. The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The securitization program has a final maturity in February 2008, subject to annual renewal by the Purchaser. In February 2006, the Company terminated the Program (see Note 17). The Company incurred one-time transaction costs of $1.5 million, which are included in other expense in the accompanying Consolidated Statements of Income, related to the implementation of the asset securitization program.

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At December 31, 2005, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.39% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.2% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.1 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.4 million. The Company received $9.1 million in cash flows related to the retained interest during 2005. Retained interest of $3.7 million was included in other current assets and $14.2 million was included in other assets in the accompanying Consolidated Balance Sheet at December 31, 2005.

        The total credit capacity under the Program is $150 million, with finance contracts receivable sold and being serviced by the Company totaling $109.7 million at December 31, 2005. Of the $109.7 million in sold contracts receivable, $1.3 million were greater than 60 days past due at December 31, 2005. Credit losses on contracts sold through the program were $0.1 million as of December 31, 2005.

        During 2005, the loss on sale of finance contracts receivable was partially offset by a $0.4 million realized gain on the termination of interest rate swap contracts that were put in place to hedge gains / losses on the sale of finance contracts receivable (see Note 13). The Company received $0.7 million in service fee income during 2005.

        In addition to the sale of finance contracts receivable through the asset securitization program, the Company sold finance contracts through limited recourse arrangements during 2005. Based on the terms of the sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. During 2004 and 2003, the Company sold finance contracts through various full recourse arrangements. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements during 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Value of contracts sold	$87,233	$65,724	$121,679
Cash received on sales of contracts	85,175	65,464	121,783

Cost of sales of finance contracts	$2,058	$260	$(104)

        At December 31, 2005, the Company serviced $268.5 million of sold finance contracts receivable of which $109.7 million, $78.8 million and $80.0 million were sold through the asset securitization program, limited recourse arrangements and full recourse arrangements, respectively.

        The finance contracts require periodic installments of principal and interest over periods of up to 66 months, with interest rates based on market conditions. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 60 months.

        The sales of finance contracts receivable were accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows.

Note 4 — Inventories

        The LIFO costing method was used for 73% and 74% of the Company’s inventories at December 31, 2005 and 2004, respectively. If all of the Company’s inventories had been valued on a current cost basis, which approximates FIFO value, estimated inventories by major classification would have been as follows (in thousands):

December 31,	2005	2004
Raw materials and supplies	$20,385	$17,828
Work-in-process	3,519	3,479
Finished machines and parts	49,094	45,428

Total current cost value	72,998	66,735
Adjustment to LIFO basis	(29,418)	(27,810)

	$43,580	$38,925

Note 5 — Property, Plant and Equipment – Net

        Property, plant and equipment consisted of the following (in thousands):

December 31,	2005	2004
Land	$396	$346
Buildings	30,530	27,819
Machinery and equipment	48,711	46,667
Autos and trucks	265	263
Office furniture and fixtures	17,318	15,833

	97,220	90,928
Less: accumulated depreciation	(60,948)	(56,856)

Property, plant and equipment-net	$36,272	$34,072

Note 6 — Debt Obligations

        A summary of the Company’s debt obligations, and related current maturities, is as follows (in thousands):

December 31,	2005	2004
Line of credit facility	$51,450	$69,045
Secured term loan	--	20,151
Other debt obligations	3,496	647

	54,946	89,843
Less: current portion	(2,877)	(20,376)

Long-term debt obligations	$52,069	$69,467

        On June 3, 2005, the Company entered into a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) (“LIBOR”) plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of December 31, 2005, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.21%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of December 31, 2005.

        At December 31, 2004, the Company maintained a $75 million asset-based senior secured debt facility which was subject to a borrowing base related to the Company’s accounts receivable, unassigned finance contracts receivable and inventories. Under the terms of this facility, the line of credit was increased to $90 million each year for the time period March 1 to July 15. Amendments to this facility in September and December of 2004 extended the $90 million line of credit through December 31, 2004 and February 28, 2005, respectively. The interest rate paid on borrowings denominated in U.S. dollars was 2.5% to 2.65% above the LIBOR for one-month deposits. Under this facility, the Company could borrow Canadian denominated dollars, up to U.S. $5.5 million, at an interest rate equal to 2.5% above the Canadian one-month bankers’ acceptance rates. This asset-based secured debt facility was repayed in full with proceeds from the Facility entered into in June of 2005.

        Borrowings under the Facility and the previous asset-based senior secured debt facility were $51.5 million at December 31, 2005 versus $69.0 million a year earlier. Available unused borrowings under the Facility and the previous asset-based senior secured debt facility were $73.5 million at December 31, 2005 versus $19.3 million a year earlier.

        In October 2005, the Company entered into a $15 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.85% above the London Interbank Offered Rate (“LIBOR”) for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expires on April 30, 2006. There were no borrowings outstanding under this facility at December 31, 2005.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. Borrowings of €1.5 million were outstanding at a weighted average interest rate of 3.92% at December 31, 2005 and are included in Other debt obligations above and short-term debt obligations in the accompanying Consolidated Balance Sheet.

        In December 2004, the Company borrowed $20.2 million on a term basis from a commercial bank lender. This borrowing had an interest at 2.5% above the LIBOR for three month deposits reset on a monthly basis. Borrowings were secured by a first priority lien on an assigned pool of finance contracts receivable. This borrowing was repayed in full during 2005.

        Annual maturities of debt obligations are as follows (in thousands):

Year	Maturity Amount
2006	$2,877
2007	271
2008	212
2009	136
2010	51,450

Total	$54,946

        Interest paid on total debt obligations was $5.5 million, $2.8 million and $3.5 million in 2005, 2004 and 2003, respectively.

Note 7 — Accrued and Other Current Liabilities

        Accrued and other current liabilities were comprised of the following (in thousands):

December 31,	2005	2004
Accrued salaries and wages	$7,850	$6,934
Dealer recourse deposits	2,493	2,445
Accrued warranty costs	5,892	5,028
Accrued product liability costs	2,745	3,408
Accrued pension obligations	949	1,762
Other	6,840	7,324

	$26,769	$26,901

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

        The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balance beginning of year	$5,028	$4,054
Accruals for warranties issued during the period	6,536	5,481
Accruals related to pre-existing warranties (including changes in estimates)	(251)	(220)
Settlements made (in cash or in kind) during the period	(5,421)	(4,287)

Balance end of year	$5,892	$5,028

Note 8 – Asset Impairment and Other Restructuring Costs

        On September 26, 2001, the Company adopted several major plant rationalization initiatives to improve the Company’s profitability by consolidating certain operations. These initiatives were completed during 2002 as the Company closed its manufacturing facility in Owatonna, Minnesota (“Owatonna”) and transferred production of Mustang skid loaders to the Company’s skid loader facility in Madison, South Dakota. In addition, the Company’s manufacturing facility in Lebanon, Pennsylvania (“Lebanon”) was closed and the production of certain products formerly manufactured at that facility was outsourced.

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

        During the year ended December 31, 2003, the Company expensed $0.5 million of other charges related to the plant rationalization initiatives. No such charges were expensed in 2005 or 2004.

Note 9 — Income Taxes

        The income tax provision recorded for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

Year Ended December 31,		Federal	State	Foreign	Total
2005	Current	$9,051	$310	$1,876	$11,237
	Deferred	(206)	--	--	(206)

	Total	$8,845	$310	$1,876	$11,031

2004	Current	$6,015	$187	$1,541	$7,743
	Deferred	(1,058)	(31)	(56)	(1,145)

	Total	$4,957	$156	$1,485	$6,598

2003	Current	$(1,329)	$78	$318	$(933)
	Deferred	1,350	41	266	1,657

	Total	$21	$119	$584	$724

        Consolidated domestic income before income taxes was $27.7 million, $16.4 million and $2.0 million for 2005, 2004 and 2003, respectively. Foreign income before income taxes was $5.1 million, $3.6 million and $1.4 million for 2005, 2004 and 2003, respectively.

        A reconciliation between the reported income tax provision and the federal statutory rate follows (as a percent of pre-tax income):

	2005	2004	2003
Federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of Federal income tax effect	0.6	0.2	2.8
Foreign export sale benefit and other tax credits	(1.6)	(1.6)	(9.5)
Foreign rate differential	0.5	1.3	3.7
Finalization of prior year tax returns	(0.2)	--	(11.9)
Other, net	(0.7)	(0.9)	2.5

	33.6%	33.0%	21.6%

        The Company’s temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2005	2004
Accrued expenses and reserves	$5,623	$5,409
Asset valuation reserves	2,153	2,822
Pension benefits	3,106	3,234
Operating loss carryforwards	906	1,033
Tax credit carryforwards	181	266
Property, plant and equipment	(4,098)	(4,547)
Other, net	(284)	(61)
Valuation allowance	(1,087)	(1,299)

Net deferred tax asset	$6,500	$6,857

        The net deferred tax asset is included in the consolidated balance sheet in the following captions (in thousands):

December 31,	2005	2004
Deferred income tax assets	$7,483	$8,104
Deferred income tax liabilities	(983)	(1,247)

	$6,500	$6,857

        At December 31, 2005, the Company had state net operating loss carryforwards of $16.4 million and state tax credits of $0.3 million available for the reduction of future income tax liabilities. Both the state net operating loss carryforwards and state tax credits will expire at various dates between 2007 and 2024. A valuation allowance has been recorded against these carryforwards and credits for which utilization is uncertain.

        Cash paid (received) related to income taxes during 2005, 2004 and 2003 was $11.7 million, $3.8 million and $(3.0) million, respectively.

Note 10 — Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of plan assets and a statement of the funded status (in thousands):

December 31,	2005	2004
Reconciliation of benefit obligation:
Obligation at beginning of year	$49,403	$46,003
Service cost	841	786
Interest cost	2,880	2,681
Actuarial loss	1,958	2,710
Benefit payments	(2,937)	(2,777)

Obligation	$52,145	$49,403

December 31,	2005	2004
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$40,753	$31,614
Actual return on plan assets	4,643	6,074
Employer contributions	1,253	5,842
Benefit payments	(2,937)	(2,777)

Fair value of plan assets	$43,712	$40,753

Funded Status:
Funded status at end of year	$(8,433)	$(8,650)
Unrecognized prior service cost	781	990
Unrecognized loss	19,490	20,324

Net amount recognized	11,838	12,664
Employer contributions paid between 10/1 and 12/31	--	78

Net amount recognized at December 31	$11,838	$12,742

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2005	2004
Prepaid benefit cost	$11,838	$12,742
Intangible asset	781	990
Minimum pension liability	(17,019)	(18,578)
Accumulated other comprehensive loss	16,238	17,588

Net amount recognized at December 31	$11,838	$12,742

        The intangible asset amount is included in non-current other assets. Of the liability amount, $0.9 million (expected fiscal 2006 funding requirement) is included in accrued and other current liabilities. The net amount of the prepaid benefit cost and the non-current portion of the minimum pension liability is included in other long-term liabilities. The amount included within other comprehensive income (loss) arising from a change in the minimum pension liability was $1.4 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans having accumulated benefit obligations in excess of plan assets were $52.1 million, $48.9 million and $43.7 million and $49.4 million, $46.7 million and $40.8 million as of December 31, 2005 and 2004, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2005	2004
Weighted-average assumptions as of September 30:
Discount rate	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2005	2004	2003
Service cost	$841	$786	$697
Interest cost	2,880	2,681	2,551
Expected return on plan assets	(3,307)	(3,013)	(2,936)
Amortization of prior service cost	209	209	210
Amortization of net loss	1,456	1,242	629

Net periodic benefit cost	$2,079	$1,905	$1,151

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 are shown in the following table:

	2005	2004	2003
Weighted-average assumptions as of September 30:
Discount rate	6.00%	6.00%	6.75%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

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

        The following table provides disclosure of the weighted-average asset allocations and future target allocations as of the respective measurement dates:

	2006 Target Allocation	September 30, 2005	September 30, 2004
Asset category:
Equity securities	0-75%	60%	58%
Debt securities and cash	15-100	28	30
Real estate	0-15	5	5
Other	0-20	7	7

	100%	100%	100%

        As manager of plan assets, the Investment Committee (“Committee”) believes that it must prudently invest pension assets in a manner that attempts to meet the actuarial long-term rate of return. At the same time, the Committee adheres to three overriding responsibilities – to safeguard plan assets, to optimize returns, and to diversify assets. The Committee retains investment specialists as a means to optimize the total expected portfolio return. Although all day-to-day investment, custodial, and administrative responsibilities are delegated to the investment specialists, the Committee maintains an active role in matters relating to asset allocation and general asset management.

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2006	$3,088
2007	3,158
2008	3,374
2009	3,570
2010	3,644
Years 2011 - 2015	19,793

        The measurement date used for each of the actuarial calculations was September 30.

        In addition, the Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2005	2004
Reconciliation of benefit obligation:
Obligation at beginning of year	$5,409	$4,364
Service cost	371	286
Interest cost	320	287
Actuarial loss	103	565
Plan amendments	95	49
Benefit payments	(143)	(142)

Obligation	$6,155	$5,409

Funded Status:
Funded status at end of year	$(6,155)	$(5,409)
Unrecognized prior service cost	431	426
Unrecognized loss	1,295	1,258

Net amount recognized at December 31	$(4,429)	$(3,725)

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2005	2004
Intangible asset	$431	$426
Accrued benefit liability	(4,429)	(3,725)
Minimum pension liability	(1,267)	(1,557)
Accumulated other comprehensive loss	836	1,131

Net amount recognized at December 31	$(4,429)	$(3,725)

        The intangible asset amounts are included in non-current other assets. The accrued benefit liability and minimum pension liability amounts are included in other long-term liabilities. The amount included within other comprehensive loss arising from a change in the accrued benefit liability was $(0.3) million and $1.1 million for the years ended December 31, 2005 and 2004, respectively.

        The projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets having accumulated benefit obligations in excess of plan assets were $6.2 million, $5.7 million and $0 and $5.4 million, $5.3 million and $0 as of December 31, 2005 and 2004, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2005	2004
Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2005	2004	2003
Service cost	$371	$286	$226
Interest cost	320	287	256
Amortization of prior service cost	91	90	85
Amortization of net loss	66	49	20

Net periodic benefit cost	$848	$712	$587

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 are shown in the following table:

	2005	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	5.00%	5.00%	5.00%

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2006	$202
2007	177
2008	399
2009	514
2010	530
Years 2011 - 2015	3,479

        The Company maintains a Rabbi Trust containing $5.0 million and $4.9 million of assets designated for the non-qualified supplemental retirement benefit plan as of December 31, 2005 and 2004, respectively. The assets of the Rabbi Trust are invested in equity securities and variable life insurance policies.

        The Company maintains a savings and profit sharing plan. The Company matches 50% of non-bargaining unit employee contributions to the plan not to exceed 6% of an employee’s annual compensation. Vesting of Company contributions occur at the rate of 20% per year and totaled approximately $729,000, $618,000 and $493,000 in 2005, 2004 and 2003, respectively.

        The Company maintains a defined contribution plan that covers certain employees not covered by a defined benefit plan. The Company contributes various percentages of eligible employee compensation (as defined) and the plan does not allow employee contributions. The Company contributed approximately $476,000, $337,000 and $287,000 in connection with this plan in 2005, 2004 and 2003, respectively.

        The Company provides post employment benefits to certain retirees in two areas: a $2,500 life insurance policy for retired office employees and subsidized health insurance benefits for early retirees prior to their attaining age 65. The number of retirees associated with post employment benefit costs is approximately 235.

        The following schedules set forth a reconciliation of the changes in the post employment plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2005	2004
Reconciliation of benefit obligation:
Obligation at beginning of year	$1,568	$1,478
Service cost	91	66
Interest cost	104	90
Actuarial loss	246	85
Benefit payments	(112)	(151)

Obligation	$1,897	$1,568

Funded Status:
Funded status at end of year	$(1,897)	$(1,568)
Unrecognized transition obligation	158	180
Unrecognized loss	1,024	831

Net amount recognized at December 31	$(715)	$(557)

        The discount rate used in determining the accumulated post employment obligation was 5.75% and 6.00% as of the measurement dates of December 31, 2005 and 2004, respectively.

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2005	2004	2003
Service cost	$91	$66	$54
Interest cost	104	90	93
Amortization of transition obligation	23	23	23
Amortization of net loss	53	43	19

Net periodic benefit cost	$271	$222	$189

        The discount rate used in determining the net periodic benefit cost was 6.00%, 6.25% and 6.75% for 2005, 2004 and 2003, respectively. The assumed health care cost rate trend used in measuring the accumulated post employment benefit obligation at December 31, 2005 was 9% decreasing to 5% over five years and at December 31, 2004 was 10% decreasing to 5% in five years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net	$21	$(18)
periodic post employment health care benefit cost
Effect on the health care component of the accumulated post
employment benefit obligation	$135	$(117)

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2006	$132
2007	123
2008	113
2009	108
2010	123
Years 2011 - 2015	806

Note 11 — Shareholders’ Equity

        On September 26, 2005, the Company completed a public offering of 2,395,000 shares of its common stock at a price to the public of $28.12. The offering included 1,748,125 primary shares sold by the Company and 646,875 secondary shares sold by one selling shareholder, Neuson Finance GmbH. The Company received approximately $46.1 million in net proceeds from the sale of shares by it in the offering, after deducting underwriting discounts, commissions and expenses. The Company used the net proceeds it received from the offering to repay debt outstanding under its credit facility.

        On July 22, 2005, the Company declared a three-for-two common stock split in the form of a 50% stock dividend with a record date of August 10, 2005, and a payment date of August 24, 2005. The purpose of the stock dividend was to create additional market liquidity for the Company’s common stock and, thus, enhance shareholder value. The information in this Annual Report on Form 10-K has been adjusted to reflect the stock split.

        During April 2004, the 2004 Equity Incentive Plan was adopted, which authorizes the granting of awards for up to 412,500 shares of the Company’s common stock. During April 2000, the 2000 Equity Incentive Plan was adopted, which authorizes the granting of awards for up to 812,771 shares of the Company’s common stock. An award is defined within the 2004 and 2000 Equity Incentive Plan as a stock option, stock appreciation right, restricted stock or performance share. In April 1996, the 1995 Stock Option Plan was adopted, which authorizes the granting of options for up to 726,627 shares of the Company’s common stock. These plans provide that options be granted at an exercise price not less than fair market value on the date the options are granted and that the options generally vest ratably over a period not exceeding three years after the grant date. The option period may not be more than ten years after the grant date.

        Following is a summary of option activity in the equity incentive plans for 2003, 2004 and 2005:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,466,906	$9.05
Granted	162,751	8.62
Exercised	(48,452)	6.08
Cancelled	(137,777)	10.15

Outstanding, December 31, 2003	1,443,428	$9.00

Granted	167,475	15.29
Exercised	(462,629)	7.87
Cancelled	(43,034)	10.74

Outstanding, December 31, 2004	1,105,240	$10.35

Granted	24,000	19.80
Exercised	(324,407)	9.72
Cancelled	(3,002)	8.00

Outstanding, December 31, 2005	801,831	10.89

        In 2005, 2004 and 2003, the Company awarded stock options to certain key employees. Awards of stock options under the plans are subject to certain vesting requirements. There were 24,000, 167,475 and 162,751 stock options awarded in 2005, 2004 and 2003, respectively, with an average fair market value of $13.90, $11.02 and $6.33 per share, respectively.

        Options outstanding for the plans at December 31, 2005 were as follows:

Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
$ 5.00-$8.99	192,010	5.73	$ 7.09
$ 9.00-$12.99	427,878	6.06	$10.23
$ 13.00-$19.99	181,943	7.61	$16.46

        Options exercisable under the plans at December 31, 2005 were as follows:

Range of Exercise Prices	Exercisable Shares	Weighted Average Exercise Price per Share
$ 5.00-$8.99	186,070	$ 7.14
$ 9.00-$12.99	363,947	$10.23
$ 13.00-$19.99	75,885	$15.32

        In 2005 and 2004, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 5,250 and 42,728 restricted shares awarded in 2005 and 2004, respectively, with an average fair market value of $29.05 and $15.83 per share. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period. Compensation expense related to the awarding of restricted shares was $232,000 and $15,000 for 2005 and 2004, respectively.

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers, the Company issued 1,442,652 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to pay down the Company’s line of credit facility.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The Company did not repurchase any shares during 2005 or 2004. The Company repurchased 110,550 shares in the open market under this authorization at a cost of $729,000 during 2003. As of December 31, 2005, the Company has repurchased an aggregate of 227,850 shares under the authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

        On May 28, 1997, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a rights dividend of two-thirds preferred share purchase right (“Right”) for each share of common stock outstanding on June 16, 1997, and provided that two-thirds Right would be issued with each share of common stock thereafter issued. The Shareholder Rights Plan provides that in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company, the Rights, subject to certain limitations, will become exercisable. Each Right, once exercisable, initially entitles the holder thereof (other than the acquiring person, whose rights are cancelled) to purchase from the Company one one-hundredth of a share of Series A preferred stock at an initial exercise price of $55 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, common stock of the Company or common stock of an “acquiring company” having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.01 per Right and are exchangeable for shares of common stock. The Rights have no voting power and expire on May 28, 2007.

Note 12 – Financial Instruments

        The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

        During 2005, the Company was party to three interest rate swap agreements (“swaps”) that were put in place as hedges protecting against underlying changes in interest rates and their impact on the gains / losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains / losses associated with the fair values of interest rate swaps would be offset by gains / losses on the sale of the underlying retail finance contracts. Under the swaps, the Company received interest on a variable LIBOR for one-month deposits and paid on a fixed rate ranging from of 3.18% to 3.41%. Although the Company continued to own finance contracts during the term of the swaps, under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005. The Company terminated the swaps during the three-month period ended July 2, 2005 and recorded $0.7 million of other expense during such period resulting in a realized net gain of $0.4 million.

        In May 2005, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S Dollar versus the Euro during 2005 as a result of Euro purchase commitments. All of the forward contracts the Company entered into expired during 2005 resulting in a realized loss of $0.3 million.

Note 13 – Net Income Per Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and vesting of restricted stock. A reconciliation of the shares used in the computation is as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Basic shares	10,583	8,841	8,007
Effect of options and restricted stock	471	293	62

Diluted shares	11,054	9,134	8,069

Note 14 — Leases

        The Company uses certain equipment under operating lease arrangements. Rent expense under such arrangements amounted to $2,037,000, $1,732,000 and $1,447,000 in 2005, 2004 and 2003, respectively.

        The Company maintains non-cancelable operating leases for certain equipment. Future minimum lease payments under such leases at December 31, 2005 are as follows (in thousands):

2006	$1,731
2007	1,291
2008	1,104
2009	971
2010	967
Thereafter	1,824

Total	$7,888

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

        Construction equipment is manufactured and distributed for customers in the construction market. Products include a diversified offering of skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, compact mini-loaders, paving equipment and attachments. As of December 31, 2005, 68% of the Company’s accounts receivable were from customers in the construction equipment segment.

        Agricultural equipment is manufactured and distributed primarily for customers in the dairy, livestock and poultry agricultural sectors. The products are comprised primarily of skid loaders, compact track loaders and equipment for haymaking, forage harvesting, feedmaking, manure handling and attachments. As of December 31, 2005, 32% of the Company’s accounts receivable were from customers in the agricultural equipment segment.

        Unallocated assets are cash, deferred income taxes and other assets not identified with the Company’s segments. Segments of business are presented below (in thousands):

Year Ended December 31,		2005	2004	2003
Net Sales	Construction	$343,961	$242,440	$155,516
	Agricultural	134,253	119,158	88,884

	Consolidated	$478,214	$361,598	$244,400

Income (Loss) from Operations	Construction	$32,163	$19,171	$7,899
	Agricultural	6,147	1,537	(3,013)

	Consolidated	$38,310	$20,708	$4,886

Assets (year-end)	Construction	$231,426	$197,648	$113,083
	Agricultural	89,770	87,687	62,715
	Unallocated	26,976	22,865	18,270

	Consolidated	$348,172	$308,200	$194,068

Depreciation/Amortization	Construction	$3,373	$2,924	$3,008
	Agricultural	1,572	1,740	1,888
	Unallocated	--	--	27

	Consolidated	$4,945	$4,664	$4,923

Capital Expenditures	Construction	$6,121	$2,279	$1,369
	Agricultural	1,454	1,390	1,665

	Consolidated	$7,575	$3,669	$3,034

        Of the Company’s total net sales, $76.4 million, $57.0 million and $50.5 million were made to customers residing outside of the United States in 2005, 2004 and 2003, respectively.

Note 17 – Subsequent Event

        In February 2006, the Company terminated the asset securitization program with the Purchaser (see Note 3). The Company and a third party financial institution are in negotiations with respect to a new finance contract receivable securitization facility that would allow the Company to sell up to $300 million in finance contracts receivable through a revolving facility. The Company anticipates having this enhanced asset securitization program in place by the end of the first quarter of 2006.

Note 18 — Quarterly Financial Data (unaudited)

In Thousands, Except Per Share Data -	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Net sales	$119,041	$138,201	$112,310	$108,662	$478,214
Gross profit	23,541	26,946	21,722	21,512	93,721
Net income	4,924	5,622	5,058	6,196	21,800
Diluted net income per common share	.47	.53	.47	.50	1.97
Basic net income per common share[1]	.49	.55	.49	.52	2.06

2004
Net sales	$84,687	$95,499	$87,470	$93,942	$361,598
Gross profit	17,396	19,027	17,925	17,340	71,688
Net income (loss)	2,905	3,915	3,640	2,927	13,387
Diluted net income (loss) per common share[1]	.35	.46	.38	.29	1.47
Basic net income (loss) per common share[1]	.36	.48	.39	.30	1.51

1 Due to the use of the weighted-average shares outstanding each quarter for computing net income per share, the sum of the quarterly per share amounts does not equal the per share amount for the year.

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

Year Ended
December 31, 2005
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$3,201	$675	$192	$3,684
	Returns and Dealer
	Discounts	1,948	595	1,562	981

	Total	$5,149	$1,270	$1,754	$4,665

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$4,119	$876	$389	$4,606

	Inventory
	Obsolescence Reserve	$2,008	$796	$771	$2,033

	Income Tax
	Valuation Allowance	$1,299	$(137)	$75	$1,087

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Annual Report on Internal Control Over Financial Reporting

        The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Annual Report on Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm

        The report under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

        The Company has no other information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the captions entitled “Election of Directors” and “Board of Directors” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”)(1). Information with respect to executive officers of the Company appears at the end of Part I, on Page 12 and 13, of this Form 10-K. Pursuant to Instruction G, the information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the caption entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement.

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

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans	801,831 (1)	$ 10.89	250,867 (2)
approved by security
holders

Equity compensation plans
not approved by security
holders	--	--	--

Total	801,831 (1)	$ 10.89	250,867 (2)

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 2004 Equity Incentive Plan, 2000 Equity Incentive Plan and 1995 Stock Option Plan, each of which was approved by the Company’s shareholders.

(2)	Includes up to 71,515 shares of restricted Common Stock that can be issued under the Company’s 2004 Equity Incentive Plan. These shares are subject to a minimum three year vesting period.

Item 13. Certain Relationships and Related Transactions

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Other Matters – Certain Transactions” set forth in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

        The information required by this item is hereby incorporated by reference from the captions entitled “Audit Committee Report” and “Approval of Selection of the Independent Registered Public Accounting Firm” set forth in the Proxy Statement.

1	The Proxy Statement will be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1 and 2. Financial statements and financial statement schedule.

Reference is made to the separate index to the Company’s consolidated financial statements and schedule contained in Part II, Item 8 of this Form 10-K.

3. Exhibits.

Reference is made to the separate exhibit index contained on Pages 60 through 63 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEHL COMPANY
Date: March 3, 2006	By /s/ William D. Gehl
William D. Gehl,
Chairman of the Board of Directors
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William D. Gehl	Chairman of the Board of Directors,	March 3, 2006
William D. Gehl	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Thomas M. Rettler	Vice President and Chief Financial Officer	March 3, 2006
Thomas M. Rettler	(Principal Financial and Accounting Officer)
/s/ Nicholas C. Babson	Director	March 3, 2006
Nicholas C. Babson
/s/ Thomas J. Boldt	Director	March 3, 2006
Thomas J. Boldt
/s/ Marcel-Claude Braud	Director	March 3, 2006
Marcel-Claude Braud
/s/ John T. Byrnes	Director	March 3, 2006
John T. Byrnes
/s/ Richard J. Fotsch	Director	March 3, 2006
Richard J. Fotsch
/s/ John W. Splude	Director	March 3, 2006
John W. Splude
/s/ Dr. Hermann Viets	Director	March 3, 2006
Dr. Hermann Viets

GEHL COMPANYINDEX
TO EXHIBITS

Exhibit Number	Document Description

(3.1)	Restated Articles of Incorporation, as amended, of Gehl Company [Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997]

(3.2)	By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 1, 2006].

(3.3)	Rights Agreement, dated as of May 28, 1997, between Gehl Company and U.S. Bank National Association (as successor to Firstar Trust Company) [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.1)	Amendment to Rights Agreement, dated as of September 20, 2002 by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(4.2)	Credit Agreement by and among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., Harris, N.A., JPMorgan Chase Bank, N.A., LaSalle Bank National Association, Wells Fargo Bank, National Association and M&I Marshall & Ilsley Bank, dated June 3, 2005. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2005.]

(4.3)	Security Agreement by and among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., Harris, N.A., as agent, dated June 3, 2005. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2005.]

(4.4)	Shareholder and Registration Rights Agreement, dated as of August 23, 2005, by and among Gehl Company, Neuson Finance GmbH and Neuson Kramer Baumaschinen AG. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 23, 2005.]

(10.1)*	Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Keyes, Miller, on Form 10-Q for the quarter ended July 1, 2000]

(10.2)*	Gehl Company Director Stock Grant Plan, as amended [Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)*	Employment Agreement by and between Gehl Company and William D. Gehl dated as of June 14, 2004 (executed as of July 30, 2004) [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.4)*	Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.5)*	Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.6)*	Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.7)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(10.8)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.9)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(10.10)*	Gehl Company Retirement Income Plan “B”, as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.11)*	Amendments to Gehl Company Retirement Income Plan “B” [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.12)*	Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.13)*	Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.14)*	Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.15)*	Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.16)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.17)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.18)*	Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Miller, Moore and Mulcahy [Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.19)*	Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.20)*	Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.21)*	Gehl Company Incentive Compensation Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(10.22)*	Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders and by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.23)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.24)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.25)*	Form of Election Relating to Withholding Taxes In Connection With the Exercise of a Non-Qualified Stock Option used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.26)*	Form of Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.27)*	Form of Amendment to the Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated May 1, 2004 [Incorporated by reference to Exhibit 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.28)	Shareholder Agreement, dated July 22, 2004 by and between Gehl Company and Manitou BF S.A. [Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.29)*	Change in Control and Severance Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.30)*	Supplemental Retirement Benefit Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.31)*	Form of Restricted Stock Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.32)*	Director’s Compensation schedule effective January 1, 2005 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.33)	Purchase and Sale Agreement, dated February 24, 2005, between Gehl Company and Gehl Receivables, LLC [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.34)	Sale and Servicing Agreement dated February 24, 2005, among Gehl Receivables LLC, Gehl Funding LLC, Gehl Company, JPMorgan Chase Bank, National Association and Systems and Services Technologies, Inc. [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.35)	Indenture, dated February 24, 2005, among Gehl Funding LLC, UBS Real Estate Securities Inc. and JPMorgan Chase Bank, National Association [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.36)	Note Purchase Agreement, dated February 24, 2005, among Gehl Funding LLC, Gehl Company and UBS Real Estate Securities Inc. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.37)*	Form of Change in Control and Severance Agreement between Gehl Company and James J. Monnat executed as of July 22, 2005.

(10.38)*	Form of Change in Control and Severance Agreement between Gehl Company and Daniel L. Miller executed as of December 16, 2005.

(21)	Subsidiaries of Gehl Company

(23)	Consent of PricewaterhouseCoopers LLP

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Proxy Statement for 2006 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2006 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

* A management contract or compensatory plan or arrangement.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.