Form 10-Q
period 2006-03-31
GEHL CO
filed 2006-05-10
CIK 856386

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes    X            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer    X      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes                 No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $.10 Par Value	12,041,535

Gehl Company

FORM 10-Q

March 31, 2006

Report Index

Page No.
PART I. - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three-Month Periods Ended
March 31, 2006 and April 2, 2005	3
Condensed Consolidated Balance Sheets at March 31, 2006,
December 31, 2005, and April 2, 2005	4
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended
March 31, 2006 and April 2, 2005	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. - Other Information
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	29
Signatures	30

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31, 2006	April 2, 2005
Net sales	$122,123	$108,881
Cost of goods sold	95,871	85,838

Gross profit	26,252	23,043
Selling, general and administrative expenses	14,979	14,635

Income from operations	11,273	8,408
Interest expense	(1,150)	(1,440)
Interest income	1,251	1,133
Other expense, net	(1,487)	(658)

Income from continuing operations before income taxes	9,887	7,443
Provision for income taxes	3,501	2,530

Income from continuing operations	6,386	4,913
(Loss) income from discontinued operations, net of tax	(116)	11
Loss on disposal of discontinued operations, net of tax	(8,927)	--

Net (loss) income	$(2,657)	$4,924

Diluted (loss) earnings per share(1):
Continuing operations	$0.51	$0.47
Discontinued operations	(0.73)	--

Total diluted (loss) earnings per share	$(0.21)	$0.47

Basic (loss) earnings per share(1):
Continuing operations	$0.53	$0.49
Discontinued operations	(0.76)	--

Total basic (loss) earnings per share	$(0.22)	$0.49

(1) 2005 data adjusted to reflect the August 2005 three-for-two common stock split.

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	March 31, 2006	December 31, 2005	April 2, 2005
Assets
Cash	$3,062	$4,842	$26,142
Accounts receivable - net	183,309	158,695	133,115
Finance contracts receivable - net	14,681	34,524	40,667
Inventories	44,225	39,121	34,566
Assets of discontinued operations - net (Note 3)	15,460	28,045	39,948
Deferred income tax assets	11,974	7,483	8,104
Prepaid expenses and other current assets	9,216	8,100	7,488

Total current assets	281,927	280,810	290,030

Property, plant and equipment - net	29,778	29,923	28,117
Retained interest in sold finance contracts, non-current	21,532	14,215	10,363
Finance contracts receivable - net, non-current	2,348	3,717	2,404
Goodwill	11,748	11,748	11,748
Other assets	8,198	7,759	7,069

Total assets	$355,531	$348,172	$349,731

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$264	$251	$217
Short-term debt obligations	1,782	2,626	28,908
Accounts payable	52,719	41,212	46,695
Liabilities of discontinued operations (Note 3)	3,024	3,438	2,851
Accrued and other current liabilities	27,412	26,769	26,299

Total current liabilities	85,201	74,296	104,970

Line of credit facility	48,321	51,450	87,456
Long-term debt obligations	562	619	395
Deferred income tax liabilities	983	983	1,247
Other long-term liabilities	13,813	12,331	12,588

Total long-term liabilities	63,679	65,383	101,686

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,041,535, 12,009,527 and 10,143,229
shares outstanding, respectively(1)	1,204	1,201	1,014
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par(1)	80,810	80,426	32,292
Retained earnings	134,632	137,289	120,413
Accumulated other comprehensive loss	(9,995)	(10,423)	(10,644)

Total shareholders’ equity	206,651	208,493	143,075

Total liabilities and shareholders’ equity	$355,531	$348,172	$349,731

(1) 2005 data adjusted to reflect the August 2005 three-for-two common stock split.

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2006	April 2, 2005
Cash Flows from Operating Activities
Net (loss) income	$(2,657)	$4,924
Adjustments to reconcile net (loss) income to net cash
provided by (used for) operating activities:
Loss on discontinued operations (non-cash), net of taxes	7,593	--
Depreciation and amortization	1,393	1,415
Compensation expense for share-based payments	319	53
Cost of sales of finance contracts	877	(717)
Proceeds from sales of finance contracts	49,031	46,643
Increase in finance contracts receivable	(28,696)	(12,473)
Increase in retained interest in sold finance contracts,
non-current	(8,881)	(14,821)
Increase (decrease) in cash due to changes in:
Accounts Receivable - net	(25,570)	(35,546)
Inventories	(2,775)	(4,103)
Accounts Payable	9,372	8,181
Remaining working capital items	3,261	77

Net cash provided by (used for) operating activities	3,267	(6,367)

Cash Flows from Investing Activities
Property, plant and equipment additions	(1,061)	(2,053)
Proceeds from the sale of property, plant and equipment	10	--
Decrease in other assets	(8)	(2)

Net cash used for investing activities	(1,059)	(2,055)

Cash Flows from Financing Activities
(Repayments on) proceeds from revolving credit loans	(3,129)	18,411
Proceeds from short-term borrowings	--	13,758
Repayments of short-term borrowings	(883)	(5,000)
Repayments of other borrowings	(44)	(36)
Proceeds from exercise of stock options	68	2,169

Net cash (used for) provided by financing activities	(3,988)	29,302

Net (decrease) increase in cash	(1,780)	20,880
Cash, beginning of period	4,842	5,262

Cash, end of period	$3,062	$26,142

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$1,504	$1,203
Income taxes	$1,112	$2,069

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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

        In the opinion of management, the information furnished for the three-month periods ended March 31, 2006 and April 2, 2005 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

        Effective January 1, 2006, the Company’s fiscal quarter-ends were converted to calendar quarter-ends on a prospective basis. For the first quarter of 2006, the prior year comparative period consists of two additional days. The Company’s year-end will remain December 31 consistent with all prior years.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

        Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and all awards granted to employees prior to the effective date of SFAS No. 123R that were unvested on the effective date.

        Prior to adopting SFAS No. 123R, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and restricted stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. All employee stock options were granted at the grant day market price resulting in no compensation cost for prior periods. All stock-based compensation expense prior to the adoption of SFAS No. 123R related to restricted stock grants. See Note 4, “Stock-Based Compensation,” for more information.

Note 3 – Discontinued Operations

        During March 2006, the Company decided to discontinue the manufacturing and distribution of agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount is expected to total 140 employees which includes both manufacturing and administrative positions related to the agricultural implements business. As a result of this action, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as a discontinued operation.

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the three months ended March 31, 2006 of $8.9 million, or $0.72 per diluted share. The after-tax charge is comprised of a $7.6 million non-cash asset impairment charge, related to agricultural implement field and factory inventory and certain property, plant and equipment, and a $1.3 million cash charge related to severance and other employee termination costs. In addition to the after-tax charge recognized in the three months ended March 31, 2006, the company will record an after-tax charge related to additional severance and other employee termination costs in the second quarter of 2006 of approximately $0.5 million.

        At March 31, 2006, the pre-tax charge associated with the discontinued operation consisted of the following (in thousands):

	Pre-tax Charge	Cash Payments	Non-Cash Adjustments	Balance March 31, 2006
Employee severance & related benefits	$2,051	--	$(680)	$1,371
Asset Impairment	11,682	--	(11,682)	--

Total	$13,733	--	$(12,362)	$1,371

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Operations and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

For the three months ended	March 31, 2006	April 2, 2005
Net sales	$7,063	$10,160
Pretax (loss) income from discontinued operations	(179)	17
Pretax loss on disposal of discontinued operations	(13,733)	--
Income tax (benefit) expense	(4,869)	6

Net (loss) income from discontinued operations	$(9,043)	$11

The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

For the three months ended	March 31, 2006	December 31, 2005	April 2, 2005
Accounts receivable, net	$10,778	$17,237	$25,334
Inventories	2,167	4,459	8,048
Property, plant, and equipment, net	2,515	6,349	6,566

Assets of discontinued operations, net	$15,460	$28,045	$39,948

Note 4 – Stock-Based Compensation

        The Company maintains equity incentive plans for certain of its directors, officers and key employees. The Company currently has three primary equity incentive plans: the 2004 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 1995 Stock Option Plan. The 2004 Equity Incentive Plan, which was adopted in April 2004 and amended in April 2006, authorizes the granting of awards with respect to up to 737,500 shares of the Company’s common stock. During April 2000, the 2000 Equity Incentive Plan was adopted, which authorizes the granting of awards with respect to up to 812,771 shares of the Company’s common stock. An award is defined within the 2004 and 2000 Equity Incentive Plan as a stock option, stock appreciation right, restricted stock or performance share. In April 1996, the 1995 Stock Option Plan was adopted, which authorizes the granting of options to purchase up to 726,627 shares of the Company’s common stock. These plans provide that options be granted at an exercise price not less than fair market value on the date the options are granted and that the options generally vest ratably over a period not exceeding three years after the grant date. The option period may not be more than ten years after the grant date.

Stock option activity under all of the Company’s equity incentive plans since December 31, 2005 is summarized as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, December 31, 2005	801,831	$10.89

Granted	108,284	34.04

Exercised	(8,751)	7.96

Cancelled	--	--

Outstanding, March 31, 2006	901,364	$13.70

        In the three months ended March 31, 2006, the Company awarded 108,284 stock options to purchase common stock to certain key employees. Awards of stock options under the plans are subject to certain vesting requirements. There were no options granted in the three months ended April 2, 2005. The options granted in the three months ended March 31, 2006 had a weighted average grant date fair value of $15.68. The aggregate intrinsic value of the shares exercised during the three months ended March 31, 2006 totaled $0.2 million.

Options outstanding under the plans at March 31, 2006 were as follows:

Range of Exercise Prices	Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	452,887	5.86	$ 8.50	$ 11,150
$ 10.00 - $14.99	196,718	4.69	11.97	4,162
$ 15.00 - $19.99	143,475	8.78	17.16	2,289
$ 30.00 - $34.99	108,284	9.91	$34.04	$ (100)

Options exercisable under the plan at March 31, 2006 were as follows:

Range of Exercise Prices	Exercisable Shares at March 31, 2006	Weighted Average Exercise Price per Share at March 31, 2006	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	410,398	$ 8.49	$ 10,107
$10.00 - $14.99	167,573	$11.98	3,543
$15.00 - $19.99	39,427	$16.63	$ 650

        In 2006 and 2005, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements ranging from three to five years. Following is a summary of restricted stock activity in the 2004 Equity Incentive Plan for the three months ended March 31, 2006:

	Outstanding Shares Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding (unvested), December 31, 2005	47,977	$17.27

Granted	26,257	34.04

Vested	--	--

Forfeited	--	--

Outstanding (unvested), March 31, 2006	74,234	$23.20

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on a calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The Company granted stock options on February 24, 2006. The fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Expected option term (1)	6.0 years
Expected volatility factor (2)	39.82%
Risk-free interest rate (3)	4.60%
Expected annual dividend yield	0.00%

(1)	The option term was determined using the simplified method for estimating option life under Staff Accounting Bulletin No. 107 “Share-Based Payment,” which expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules including the valuation of share-based payments.
(2)	The stock volatility for each grant is based on the historical volatility of the Company’s Common Stock over the most recent period equal to the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the 6-year U.S. Treasury Strip Rate in effect at the date of the grant.

        For the three months ended March 31, 2006, the Company recognized pre-tax compensation expense of $0.2 million related to unvested stock options. The after tax impact totaled $0.1 million or $0.01 per diluted share. As of March 31, 2006, there was $3.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

        The Company did not recognize compensation expense for employee share-based awards for the three months ended April 2, 2005, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB No. 25 relating to certain restricted stock grants as the grants have no exercise price.

        The Company had previously adopted the provisions of SFAS No. 123 as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended April 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share based employee awards (in thousands, except per share data).

Three months ended	April 2, 2005
Net income, as reported	$4,924
Add: stock-based compensation expense included in
reported net income under APB No. 25	35
Less: stock-based compensation expense determined based
on fair value method, net of tax	(173)

Pro forma net income	$4,786

Diluted net income per share:
As reported	$.47
Pro forma	$.46
Basic net income per share:
As reported	$.49
Pro forma	$.48

Note 5 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

Note 6 – Finance Contracts Receivable Financing

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million, which are included in other expense in the accompanying Condensed Consolidated Statement of Operations, related to the implementation of the Securitization Facility.

The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities during the three months ended March 31, 2006 and April 2, 2005 (in thousands):

	March 31, 2006	April 2, 2005
Value of contracts sold	$45,970	$61,852
Cash received on sales of contracts	36,437	46,643

Retained interest in contracts sold	26,752	14,821

Cost of sales of finance contracts	$564	$388

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At March 31, 2006, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.82% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.2% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.2 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.6 million. The Company received $1.4 million in cash flows related to the retained interest during the three months ended March 31, 2006. Retained interest of $5.2 million was included in other current assets and $21.5 million was included in other assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2006.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with finance contracts receivable sold and being serviced by the Company totaling $145.4 million at March 31, 2006. Of the $145.4 million in sold contracts receivable, $3.4 million were greater than 60 days past due at March 31, 2006. There were no credit losses on contracts sold through the Securitization Facility during the three months ended March 31, 2006.

        During the three months ended April 2, 2005, the loss on sale of finance contracts receivable was partially offset by a $1.1 million realized gain on interest rate swap contracts that were put in place to hedge gains / losses on the sale of finance contracts receivable (see Note 13). The Company received $0.3 and $0.0 million in service fee income during the three months ended March 31, 2006 and April 2, 2005, respectively.

        In addition to the sale of finance contracts receivable through the asset securitization program, the Company sold finance contracts through limited recourse arrangements during 2006 and 2005. Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements for the periods ended March 31, 2006, and April 2, 2005 (in thousands):

	2006	2005
Value of contracts sold	$14,536	$--
Cash received on sales of contracts	14,223	--

Cost of sales of finance contracts	$313	$--

        At March 31, 2006, the Company serviced $297.9 million of sold finance contracts receivable of which $145.4 million, $85.5 million and $66.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

        The finance contracts require periodic installments of principal and interest over periods of up to 66 months, with fixed interest rates based on market conditions at the time of origination. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 60 months. The sales of finance contracts receivable were accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows.

Note 7 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	March 31, 2006	December 31, 2005	April 2, 2005
Raw materials and supplies	$18,119	$18,297	$14,598
Work-in-process	3,607	2,721	2,308
Finished machines and parts	49,787	45,391	41,967

Total current cost value	71,513	66,409	58,873
Adjustment to LIFO basis	(27,288)	(27,288)	(24,307)

	$44,225	$39,121	$34,566

Note 8 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the three-month periods ended March 31, 2006 and April 2, 2005 were as follows (in thousands):

Three months ended	March 31, 2006	April 2, 2005
Beginning balance	$5,892	$5,028
Accruals for warranties issued during the period	2,034	1,361
Accruals related to pre-existing warranties
(including changes in estimates)	(183)	--
Settlements made (in cash or in kind) during the period	(1,829)	(1,112)

Ending balance	$5,914	$5,277

Note 9 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2006	April 2, 2005
Service cost	$171	$210
Interest cost	724	720
Expected return on plan assets	(837)	(836)
Amortization of prior service cost	16	52
Amortization of net loss	297	355

Net periodic benefit cost	$371	$501

        The Company recorded a $0.7 million pension curtailment related to discontinued operations (see Note 3, “Discontinued Operations”). The Company anticipates making $0.3 million of contributions to the pension plans during 2006. No contributions were made during the three-month period ended March 31, 2006.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2006	April 2, 2005
Service cost	$102	$85
Interest cost	87	80
Amortization of prior service cost	23	23
Amortization of net loss	19	17

Net periodic benefit cost	$231	$205

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2006	April 2, 2005
Service cost	$25	$19
Interest cost	26	22
Amortization of transition obligation	6	6
Amortization of net loss	13	11

Net periodic benefit cost	$70	$58

Note 10 – Net Income Per Share and Comprehensive Income

        Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options.

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	March 31, 2006	April 2, 2005
Basic shares	11,946	10,009
Effect of options and unvested
restricted stock	477	392

Diluted shares	12,423	10,401

        For the three month ended March 31, 2006, 108,284 options to purchase common shares and 26,257 restricted stock shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted EPS.

        The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 2, 2005
Net (loss) income	$(2,657)	$4,924
Foreign currency translation
adjustments	97	(473)
Unrealized gains (losses)	331	(59)

Other comprehensive loss	428	(532)

Comprehensive (loss) income	$(2,229)	$4,392

Note 11 – Business Segments

        SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements.  Historically the Company had two operating and reportable segments, construction equipment and agricultural equipment.  The products in the historical agricultural equipment segment included material handling equipment (skid loaders, telescopic handlers, compact excavators, compact track loaders and all-wheel-loaders) and agricultural implement products for haymaking, forage harvesting, feedmaking and manure handling.  In the first quarter of 2006, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of the manufacturing and distribution of its agricultural implement business and determined that it now has only one operating and reportable segment.  Sales of material handling equipment that were previously included in the agricultural equipment segment and sales that were previously included in the construction equipment segment are now combined for both internal and external reporting purposes.

Note 12 – Financial Instruments

        The Company selectively uses interest rate swaps to reduce market risk associated with changes in interest rates. The use of derivatives is restricted to those intended for hedging purposes.

        The Company’s revolving credit facility is primarily LIBOR-based and is subject to interest rate changes. In order to manage interest rate exposures, the Company entered into a forward starting interest rate swap agreement with a financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The variable to fixed interest rate swap is designated as an effective cash-flow hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, the fair value of the swap was recorded on the balance sheet, with changes in fair value included in other comprehensive (loss) income in the amount of $0.3 million for the three-month period ended March 31, 2006. Swap gains or losses included in other comprehensive (loss) income are reclassified into earnings at the time the related interest expense is recognized or settlement of the obligation occurs.

        During the three months ended April 2, 2005, the Company was a party to three interest rate swap agreements. The swaps were hedges protecting against underlying changes in interest rates and their impact on the gains / losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains / losses associated with the fair values of interest rate swaps would be offset by gains / losses on the sale of the underlying retail finance contracts. Under the swaps, the Company received interest on a variable London Interbank Offered Rate for one-month deposits and pays on a fixed rate ranging from of 3.18% to 3.41%.

        The Company’s derivative instruments are recorded at fair value in the Condensed Consolidated Balance Sheet. At April 2, 2005, the notional amount of the swaps totaled $61.3 million and fair value adjustments of $1.2 million were recorded as a current asset. Under the provisions of SFAS No. 133, the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005, which more than offset the $0.4 million loss incurred on the sale of finance contracts during the period. Changes, if any, in the fair value of the swaps from April 2, 2005 to the time the Company terminated the swaps was recorded as other income or expense. The Company did not terminate the swaps during the three-month period ended April 2, 2005 because the swaps continued to provide an economic hedge for the finance contracts still owned by the Company for future sales. The Company terminated the swaps during the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

During March 2006, the Company decided to discontinue the manufacturing and distribution of its agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount is expected to total 140 employees, which includes both manufacturing and administrative positions related to the agricultural implement business. As a result of this action, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as discontinued operations.

        The discontinuation of the agricultural implements business resulted in an after-tax charge to the Company’s earnings for the three months ended March 31, 2006 of $8.9 million, or $0.72 per diluted share. The after-tax charge is comprised of a $7.6 million non-cash asset impairment charge, related to agricultural implement field and factory inventory and certain property, plant and equipment, and a $1.3 million cash charge related to severance and other employee termination costs. In addition to the after-tax charge recognized in the three months ended March 31, 2006, the Company will record an after-tax charge related to additional severance and other employee termination costs in the second quarter of 2006 of approximately $0.5 million.

        The Company has reflected the results of its agricultural implement business as discontinued operations on the Condensed Consolidated Statements of Operations and prior periods have been restated. Summary results of operations for the agricultural implement business were as follows (in thousands):

For the three months ended	March 31, 2006	April 2, 2005
Net sales	$7,063	$10,160
Pretax (loss) income from discontinued operations	(179)	17
Pretax loss on disposal of discontinued operations	(13,733)	--
Income tax (benefit) expense	(4,869)	6

Net (loss) income from discontinued operations	$(9,043)	$11

        The assets of the agricultural implements business are reflected as net assets of discontinued operations on the Condensed Consolidated Balance Sheets and were as follows (in thousands):

For the three months ended	March 31, 2006	December 31, 2005	April 2, 2005
Accounts receivable, net	$10,778	$17,237	$25,334
Inventories	2,167	4,459	8,048
Property, plant, and equipment, net	2,515	6,349	6,566

Assets of discontinued operations, net	$15,460	$28,045	$39,948

Business Segments

        SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements.  Historically the Company had two operating and reportable segments, construction equipment and agricultural equipment.  The products in the historical agricultural equipment segment included material handling equipment (skid loaders, telescopic handlers, compact excavators, compact track loaders and all-wheel-loaders) and agricultural implement products for haymaking, forage harvesting, feedmaking and manure handling.  In the first quarter of 2006, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of the manufacturing and distribution of its agricultural implement business and determined that it now has only one operating and reportable segment.  Sales of material handling equipment that were previously included in the agricultural equipment segment and sales that were previously included in the construction equipment segment are now combined for both internal and external reporting purposes.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended April 2, 2005

Net Sales

        Net sales in the three months ended March 31, 2006 (“2006 first quarter”) were $122.1 million compared to $108.9 million in the three months ended April 2, 2005 (“2005 first quarter”), an increase of $13.2 million, or 12%. Net sales, in general, were favorably impacted by the continued strength of the Company’s construction markets. Demand for the Company’s telescopic handlers and compact track loaders remained robust during the 2006 first quarter as shipments increased 55% and 15%, respectively, from the 2005 first quarter. Shipments of the Company’s skid loaders, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe, increased 4% from the 2005 first quarter. The Company’s attachment subsidiary, CE Attachments, Inc., increased sales 22% from 2005. In addition to the increased shipments noted above, approximately two percentage points of the net sales increase was due to price increases during 2005 and 2006. These increases in net sales were partially offset by a 43% reduction in shipments of compact excavators during the 2006 first quarter as increased competitive pricing pressure adversely impacted shipments. The Company has increased sales incentives on compact excavators for the second quarter of 2006 to be more price competitive.

        Of the Company’s total net sales reported for the 2006 first quarter, $23.6 million were made to customers residing outside of the United States compared with $16.2 million in the 2005 first quarter. The increase in export sales was primarily due to increased sales in Europe as discussed above.

Gross Profit

        Gross profit was $26.3 million in the 2006 first quarter compared to $23.0 million in the 2005 first quarter, an increase of $3.2 million, or 14%. Gross profit as a percentage of net sales (“gross margin”) was 21.5% in the 2006 first quarter compared to 21.2% in the 2005 first quarter. Gross margin in the 2006 first quarter was favorably impacted by approximately 1.3 percentage points due to 2005 and 2006 price increases. The favorable impact of these price increases was partially offset by sales incentives paid on increased retail settlement activity in the 2006 first quarter compared to the 2005 first quarter (approximately 0.7 percentage points) as well as the impact of increases in the cost of certain product components, utilities and freight (approximately 0.3 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.0 million, or 12.3% of net sales, in the 2006 first quarter compared to $14.6 million, or 13.4% of net sales, in the 2005 first quarter. The increase in spending is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations in the 2006 first quarter was $11.3 million, or 9.2% of net sales, compared to income from operations of $8.4 million, or 7.7% of net sales, in the 2005 first quarter, an increase of $2.9 million, or 34%.

Interest Expense

        Interest expense was $1.2 million in the 2006 first quarter compared to $1.4 million in the 2005 first quarter, a decrease of $0.3 million. The decrease in interest expense was due to an decrease in the average outstanding debt during the 2006 first quarter compared to the 2005 first quarter (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $1.3 million in the 2006 first quarter compared to $1.1 million in the 2005 first quarter, an increase of $0.1 million.

Net Other Expense

        The Company recorded net other expense of $1.5 million and $0.7 million in the 2006 first quarter and 2005 first quarter, respectively. The change in net other expense was primarily due to a $1.1 million unrealized gain on an interest rate swap contract that was in place during the 2005 first quarter. In addition, the Company recognized approximately $0.3 million in foreign currency gains in the 2006 first quarter compared to $0.2 million in foreign currency losses in the 2005 first quarter.

Income from Continuing Operations

        Income from continuing operations in the 2006 first quarter was $6.4 million, or 5.2% of net sales, compared to income from continuing operations of $4.9 million, or 4.5% of net sales, in the 2005 first quarter, an increase of $1.5 million, or 30%.

(Loss) Income from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $116,000 in the 2006 first quarter compared to income from discontinued operations, net of tax of $11,000 in the 2005 first quarter.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded an $8.9 million loss on the disposal of discontinued operations, net of tax in the 2006 first quarter. Of the $8.9 million after-tax charge, $7.6 million related to the impairment of assets related to the discontinued operations (field and factory inventory and property, plant and equipment) and $1.3 million related to employee termination costs. See “Discontinued Operations” above for additional discussion.

Net (Loss) Income

        The Company recorded a net loss in the 2006 first quarter of $2.7 million compared to net income of $4.9 million in the 2005 first quarter. The 2006 first quarter net loss included a $9.0 million loss related to the discontinued operations noted above.

Financial Condition

Working Capital

        The Company’s working capital was $196.7 million at March 31, 2006 as compared to $206.5 million at December 31, 2005 and $185.1 million at April 2, 2005. The change in working capital at March 31, 2006 from December 31, 2005 was primarily due to reductions in finance contracts receivable, discontinued operations net assets and an increase in accounts payable. These reductions in working capital were partially offset by an increase in accounts receivable. Finance contracts receivable decreased from December 31, 2005 due to the timing of the sale of contracts through the Company’s asset securitization facility. Discontinued operations net assets decreased from December 31, 2005 due to the decline in production and shipments of agricultural implements as well as the recording of the asset impairment charge associated with the discontinued operations during the 2006 first quarter. The increase in accounts payable was due to increased production resulting from strong shipments as well as the timing of payments resulting from a change in the mix of vendors. Accounts receivable increased from December 31, 2005 due to increased shipments during the 2006 first quarter, which were primarily driven by strong demand for telescopic handlers and compact track loaders.

        The change in working capital at March 31, 2006 from April 2, 2005 was primarily due to an increase in accounts receivable and a decrease in short-term debt obligations. These increases in working capital were partially offset by reductions in cash and finance contracts receivable. Accounts receivable increased due to strong shipments of telescopic handlers, skid loaders and compact track loaders. Short-term debt obligations decreased as the Company used proceeds from the revolving credit facility put in place in June 2005 to repay, in full, short-term debt obligations. Cash on the balance sheet at April 2, 2005 was higher than normal due to the timing of funds received from a sale of finance contracts on April 1, 2005. The cash was used to pay down long-term debt on April 4, 2005. Finance contracts receivable decreased from April 2, 2005 as the Company sold contracts through the asset securitization established in February 2005.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2006 first quarter were approximately $1.1 million. On May 1, 2006, the Company announced a $6.5 million expansion of its Yankton, South Dakota telescopic handler production facility. The project includes a 30,000 square foot expansion of the facility as well as further investment in technological production enhancements, including increased laser cutting, robotics and a new paint system. The project is expected to be completed in January 2007 and will increase telescopic handler production by approximately 50%. In addition to the expansion of the Yankton, South Dakota facility, the Company plans to make an additional $6.5 million of capital expenditures in 2006, primarily to enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment. The Company believes its Madison, South Dakota skid loader production facility will be sufficient to provide adequate capacity for its operations for the foreseeable future. The Company believes its present Yankton, South Dakota facility will operate at, or near, full capacity up to the completion of the previously discussed expansion in January 2007.

Debt and Equity

        The Company maintains a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of March 31, 2006, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.55%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of March 31, 2006.

        Borrowings under the Facility and the previous asset-based senior secured debt facility (the Facility replaced the Company’s previous asset-based senior secured debt facility on June 3, 2005) were $48.3 million at March 31, 2006 versus $87.5 million at April 2, 2005. Available unused borrowings under the Facility and the previous asset-based senior secured debt facility were $76.7 million at March 31, 2006 versus $1.0 million at April 2, 2005.

        In October 2005, the Company entered into a $15 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.85% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expired on April 30, 2006. There were no borrowings outstanding under this facility at March 31, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. Borrowings of €1.5 million were outstanding at a weighted average interest rate of 3.92% at March 31, 2006.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2006 will continue to be funded by operations and the Company’s borrowing arrangements.

        At March 31, 2006, shareholders’ equity had increased $63.6 million to $206.7 million from $143.1 at April 2, 2005. This increase primarily reflects the impact of the $46.1 million in proceeds received from the sale of the Company’s common stock in September 2005, net income of $14.2 million and $2.1 million related to the exercise of stock options.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the 2006 first quarter or 2005 first quarter. As of March 31, 2006, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Contractual Obligations

        Other than the changes in the outstanding borrowings and capital commitments, as described above, there have been no material changes to the annual maturities of debt obligations, future minimum, non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 14, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by Purchaser in March 2006. At March 31, 2006, the Company had available unused capacity of $183.1 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. Prior to 2005, the Company sold certain finance contracts receivable to various financial institutions on a full recourse basis. The Company continues to service substantially all contracts, whether or not sold. At March 31, 2006, the Company serviced $297.9 million of sold finance contracts receivable of which $145.4 million, $85.5 million and $66.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

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

Goodwill Impairment

        In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform goodwill impairment reviews, at least annually, using a fair-value-based approach. The Company performs its annual impairment review as of December 31. As part of the annual impairment review, an estimate of the fair value of the Company, primarily by using a discounted cash flow analysis, is performed. Significant assumptions used in this analysis include: expected future revenue growth rates, operating profit margins, working capital levels and a weighted average cost of capital. Changes in assumptions could significantly impact the estimate of the fair value of the Company, which could result in a goodwill impairment charge and could have a significant impact on the consolidated financial statements.

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

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors described under “Risk Factors”, included in Part II Item 1A, and the following, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), unanticipated expenses associated with the discontinuance of the Company’s agricultural implement business, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for 2006 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1A. Risk Factors

        You should carefully consider each of the risks described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results from operations could be materially and adversely affected and you may lose all or part of your investment.

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

        We are exposed to fluctuations in market prices for commodities, such as steel and rubber, as well as component parts, including engines. In recent years, the prices of various raw materials and component parts have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as occurred in 2004 and 2005 with the cost and availability of steel and related products. In addition, our products are designed to work with particular components. As a result, our products, in certain cases, rely on a single source of supply for certain components. If we are unable to purchase the raw materials and components we require or are unable to pass on price increases to our customers, our future profitability may be adversely affected.

The construction and agricultural industries in which we operate are competitive, and competitors’ offerings of new products or services or lower prices could result in a decrease in our net sales and earnings.

        We compete with global full-line suppliers (including Caterpillar Inc., Deere & Company, Case Construction Equipment and Komatsu Ltd.) with a presence in every market and a broad range of products as well as with product line specialists (including JLG Industries, Inc., Ingersoll-Rand Company (Bobcat) and Takeuchi Mfg. Co. Ltd.). Some of our competitors are larger than us and have greater financial, manufacturing, marketing and distribution resources. Competitive pricing, product initiatives and other actions taken by our competitors could cause us to lose customers or force us to decrease our sales prices, resulting in lower net sales and earnings.

We source some of our products from third parties and any interruption in the supply of these products could adversely affect our net sales and profitability.

        We source compact excavators and compact track loaders from third-party foreign suppliers. Any interruption in the supply of these products or any material increase in prices could adversely affect our net sales and profitability. We are exposed to foreign currency risk with respect to the prices of these products. Any material change in the value of the United States dollar versus other currencies could adversely impact our net sales and profitability.

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

        During March 2006, we decided to discontinue the manufacturing and distribution of our agricultural implement products. As a result, we recorded a $7.6 million after-tax non-cash impairment charge related to agricultural implement field and factory inventory and certain property, plant and equipment and a $1.3 million after-tax cash charge related to severance and other termination costs. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.” If we incur additional unanticipated expenses associated with the discontinuation of our implement business, then our net income could be adversely affected in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three-month period ended March 31, 2006. As of March 31, 2006, the Company had authority to repurchase 272,150 shares under the plan.

Item 6. Exhibits

Exhibit No.	Document Description

3.2	By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 1, 2006]

10.1	Receivables Sale Agreement, dated March 15, 2006, between the Company and Gehl Receivables II, LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.2	Receivables Purchase and Sale Agreement, dated March 15, 2006, between Gehl Receivables II, LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.3	Receivables Purchase Agreement, dated March 15, 2006, between the Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and JP Morgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.4	Receivables Sale and Assignment Agreement, dated March 15, 2006, between Gehl Funding LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

Exhibit No.	Document Description

10.5	Performance Undertaking, dated March 15, 2006, between the Company and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: May 10, 2006	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: May 10, 2006	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description

3.2	By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 1, 2006]

10.1	Receivables Sale Agreement, dated March 15, 2006, between the Company and Gehl Receivables II, LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.2	Receivables Purchase and Sale Agreement, dated March 15, 2006, between Gehl Receivables II, LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.3	Receivables Purchase Agreement, dated March 15, 2006, between the Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and JP Morgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.4	Receivables Sale and Assignment Agreement, dated March 15, 2006, between Gehl Funding LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

10.5	Performance Undertaking, dated March 15, 2006, between the Company and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2006]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.