Form 10-Q
period 2006-06-30
GEHL CO
filed 2006-08-09
CIK 856386

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

Large accelerated filer        Accelerated filer   X   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $.10 Par Value	12,154,909

Gehl Company

FORM 10-Q

June 30, 2006

Report Index

		Page No.

PART I. - Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income for the Three- and Six-month Periods
	Ended June 30, 2006 and July 2, 2005	3
	Condensed Consolidated Balance Sheets at June 30, 2006,
	December 31, 2005, and July 2, 2005	4
	Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended
	June 30, 2006 and July 2, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II. - Other Information
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits	35
Signatures		35

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Net sales	$139,455	$128,340	$261,578	$237,221
Cost of goods sold	109,332	101,622	205,203	187,460

Gross profit	30,123	26,718	56,375	49,761
Selling, general and
administrative expenses	15,263	15,178	30,242	29,813

Income from operations	14,860	11,540	26,133	19,948
Interest expense	(793)	(1,577)	(1,943)	(3,017)
Interest income	793	1,071	2,044	2,204
Other expense, net	(667)	(2,213)	(2,154)	(2,871)

Income from continuing operations
before income taxes	14,193	8,821	24,080	16,264
Provision for income taxes	4,808	2,998	8,309	5,528

Income from continuing operations	9,385	5,823	15,771	10,736
Income (loss) from discontinued
operations, net of tax	37	(201)	(79)	(190)
Loss on disposal of discontinued
operations, net of tax	(112)	--	(9,039)	--

Net income	$9,310	$5,622	$6,653	$10,546

Diluted earnings (loss) per share(1):
Continuing operations	$0.75	$0.55	$1.27	$1.02
Discontinued operations	(0.01)	(0.02)	(0.73)	(0.02)

Total diluted earnings per share	$0.75	$0.53	$0.53	$1.00

Basic earnings (loss) per share(1):
Continuing operations	$0.78	$0.57	$1.31	$1.06
Discontinued operations	(0.01)	(0.02)	(0.76)	(0.02)

Total basic earnings per share	$0.77	$0.55	$0.55	$1.04

(1) 2005 data adjusted to reflect the August 2005 three-for-two common stock split.

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	June 30, 2006	December 31, 2005	July 2, 2005
Assets
Cash	$6,117	$4,842	$8,932
Accounts receivable - net	202,768	158,695	166,833
Finance contracts receivable - net	16,649	34,524	26,730
Inventories	41,305	39,121	30,430
Assets of discontinued operations - net (Note 3)	10,222	28,045	35,268
Deferred income tax assets	12,074	7,483	8,104
Prepaid expenses and other current assets	21,107	14,192	9,576

Total current assets	310,242	286,902	285,873

Property, plant and equipment - net	29,577	29,923	30,545
Goodwill	11,748	11,748	11,748
Other assets	21,805	19,599	17,003

Total assets	$373,372	$348,172	$345,169

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$262	$251	$217
Short-term debt obligations	1,791	2,626	--
Accounts payable	58,665	41,212	50,465
Liabilities of discontinued operations (Note 3)	1,013	3,438	4,961
Accrued and other current liabilities	30,830	26,769	30,617

Total current liabilities	92,561	74,296	86,260

Long-term debt obligations	46,805	52,069	96,143
Deferred income tax liabilities	983	983	1,247
Other long-term liabilities	14,383	12,331	12,721

Total long-term liabilities	62,171	65,383	110,111

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,154,909, 12,009,527 and 10,238,852
shares outstanding, respectively(1)	1,215	1,201	1,024
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par(1)	82,421	80,426	33,167
Retained earnings	143,942	137,289	126,035
Accumulated other comprehensive loss	(8,938)	(10,423)	(11,428)

Total shareholders’ equity	218,640	208,493	148,798

Total liabilities and shareholders’ equity	$373,372	$348,172	$345,169

(1) 2005 data adjusted to reflect the August 2005 three-for-two common stock split.

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2006	July 2, 2005
Cash Flows from Operating Activities
Net income	$6,653	$10,546
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on discontinued operations (non-cash), net of taxes	7,593	--
Depreciation and amortization	2,581	2,831
Compensation expense for share-based payments	753	106
Cost of sales of finance contracts	1,894	1,015
Proceeds from sales of finance contracts	102,944	102,170
Increase in finance contracts receivable	(85,594)	(56,220)
Increase in retained interest in sold finance contracts	(10,747)	(14,821)
Increase (decrease) in cash due to changes in:
Accounts receivable - net	(40,238)	(68,532)
Inventories	2,180	2,275
Accounts payable	12,922	15,210
Other	7,214	5,564

Net cash provided by operating activities	8,155	144

Cash Flows from Investing Activities
Property, plant and equipment additions	(1,964)	(6,488)
Proceeds from the sale of property, plant and equipment	10	357
Other	39	31

Net cash used for investing activities	(1,915)	(6,100)

Cash Flows from Financing Activities
(Repayments on) proceeds from revolving credit loans	(5,180)	25,955
Proceeds from short-term borrowings	--	24,482
Repayments of short-term borrowings	(971)	(44,633)
(Repayments of) proceeds from other borrowings	(70)	821
Proceeds from exercise of stock options	1,256	3,001

Net cash (used for) provided by financing activities	(4,965)	9,626

Net increase in cash	1,275	3,670
Cash, beginning of period	4,842	5,262

Cash, end of period	$6,117	$8,932

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$2,077	$3,037
Income taxes	$4,261	$3,500

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

        In the opinion of management, the information furnished for the three- and six-month periods ended June 30, 2006 and July 2, 2005 include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

        Effective January 1, 2006, the Company’s fiscal quarter-ends were converted to calendar quarter-ends on a prospective basis. For the six-month period ended June 30, 2006, the prior year comparative period consisted of two additional days. The Company’s year-end will remain December 31, consistent with all prior years.

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

Note 3 – Discontinued Operations

        During March 2006, the Company decided to discontinue the manufacturing and distribution of agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount totaled 140 employees which includes both manufacturing and administrative positions related to the agricultural implements business. As a result of this action, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as a discontinued operation.

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the six-month period ended June 30, 2006 of $9.0 million, or $0.73 per diluted share. Of the $9.0 million charge, $8.9 million, or $0.72 per diluted share, was recorded in the three-month period ended March 31, 2006 and $0.1 million, or $0.01 per diluted share, was recorded in the three-month period ended June 30, 2006. The after-tax charge is comprised of non-cash asset impairment charges of $7.1 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million. The Company does not anticipate any additional charges during the third or fourth quarter of 2006.

The following table summarizes the pre-tax charge associated with the discontinued operation (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total
Pre-tax charge	$2,051	$11,682	$13,733
Non-cash adjustments	(680)	(11,682)	(12,362)
Cash payments	--	--	--

Balance at March 31, 2006	1,371	--	1,371

Pre-tax charge	843	--	843
Change in estimate	--	(669)	(669)
Non-cash adjustments	--	669	669
Cash payments	(1,201)	--	(1,201)

Balance at June 30, 2006	$1,013	$--	$1,013

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Net sales	$3,356	$9,863	$10,419	$20,023
Pretax income (loss) from
discontinued operations	58	(303)	(121)	(286)
Pretax loss on disposal of
discontinued operations	(174)	--	(13,907)	--
Income tax benefit	(41)	(102)	(4,910)	(96)

Net loss from discontinued operations	$(75)	$(201)	$(9,118)	$(190)

        The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	June 30, 2006	December 31, 2005	July 2, 2005
Accounts receivable, net	$7,031	$17,237	$23,034
Inventories	676	4,459	5,289
Property, plant, and equipment, net	2,515	6,349	6,945

Assets of discontinued operations, net	$10,222	$28,045	$35,268

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

Stock option activity under all of the Company’s equity incentive plans since December 31, 2005 is summarized as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, December 31, 2005	801,831	$10.89
Granted	129,284	34.33
Exercised	(122,125)	10.29
Cancelled	--	--

Outstanding, June 30, 2006	808,990	$14.73

        In the three- and six-month periods ended June 30, 2006, the Company awarded 21,000 and 129,284 stock options, respectively, to purchase common stock to certain officers, key employees and directors. Awards of stock options under the plans are subject to certain vesting requirements. There were 24,000 options granted in the three- and six-month periods ended July 2, 2005. The options granted in the three- and six-month periods ended June 30, 2006 had a weighted average grant date fair value of $13.90 and $13.80, respectively. The aggregate intrinsic value of the options exercised during three- and six-month periods ended June 30, 2006 totaled $2.9 million and $3.1 million, respectively.

Options outstanding under the plans at June 30, 2006 were as follows:

Range of Exercise Prices	Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	386,631	5.69	$8.58	$6,552
$ 10.00 - $14.99	154,500	5.24	11.52	2,165
$ 15.00 - $19.99	138,575	8.53	17.18	1,157
$ 30.00 - $35.99	129,284	9.69	$34.34	$(1,139)

Options exercisable under the plan at June 30, 2006 were as follows:

Range of Exercise Prices	Exercisable Shares at June 30, 2006	Weighted Average Exercise Price per Share at June 30, 2006	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	353,382	$8.54	$6,005
$ 10.00 - $14.99	131,475	11.43	1,853
$ 15.00 - $19.99	45,730	$17.18	$382

        In 2006 and 2005, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain officers and key employees. Awards of restricted stock under the plan are subject to certain vesting requirements ranging from three to five years. Following is a summary of restricted stock activity in the 2004 Equity Incentive Plan for the six-month period ended June 30, 2006:

	Outstanding Shares Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding (unvested), December 31, 2005	47,977	$17.27
Granted	26,257	34.04
Vested	--	--
Forfeited	--	--

Outstanding (unvested), June 30, 2006	74,234	$23.20

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

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three- and six-month periods ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of the option grants during the three- and six-months ended June 30, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected option term (1)	4.5 years	4.5 years
Expected volatility factor (2)	37.47%	40.24%
Risk-free interest rate (3)	4.97%	4.70%
Expected annual dividend yield	0.00%	0.00%

(1)	The option term was determined using the simplified method for estimating option life under Staff Accounting Bulletin No. 107 “Share-Based Payment,” which expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules including the valuation of share-based payments.
(2)	The stock volatility for each grant is based on the historical volatility of the Company’s common stock over the most recent period equal to the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the 4.5-year U.S. Treasury Strip Rate in effect at the date of the grant.

        For the three- and six-month periods ended June 30, 2006, the Company recognized pre-tax compensation expense of $0.3 million and $0.5 million, respectively, related to unvested stock options. The after tax impact totaled $0.2 million and $0.3 million or $0.02 and $0.03 per diluted share, respectively.

        As of June 30, 2006, there was $3.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

        The Company did not recognize compensation expense for employee share-based awards for the six months ended July 2, 2005, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB No. 25 relating to certain restricted stock grants as the grants have no exercise price.

        The Company had previously adopted the provisions of SFAS No. 123 as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net income and earnings per share for the three- and six-months ended July 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share based employee awards (in thousands, except per share data).

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income, as reported	$5,622	$10,546
Add: stock-based compensation expense included in
reported net income under APB No. 25, net of tax	35	70
Less: stock-based compensation expense determined
based on fair value method, net of tax	(172)	(345)

Pro forma net income	$5,485	$10,271

Diluted net income per share:
As reported	$0.53	$1.00
Pro forma	$0.52	$0.98
Basic net income per share:
As reported	$0.55	$1.04
Pro forma	$0.54	$1.02

Note 5 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

Note 6 – Finance Contracts Receivable Financing

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million, which are included in other expense in the accompanying Condensed Consolidated Statement of Income, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities (in thousands):

	For the Six Months Ended
	June 30, 2006	July 2, 2005
Value of contracts sold	$96,606	$92,550
Cash received on sales of contracts	82,849	74,629

Retained interest in contracts sold	28,618	14,821

Cost of sales of finance contracts	$1,345	$539

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At June 30, 2006, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 5.16% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.2% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.2 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.7 million. Retained interest of $17.7 million was included in other current assets and $10.9 million was included in other assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2006.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with finance contracts receivable sold and being serviced by the Company totaling $180.1 million at June 30, 2006. Of the $180.1 million in sold contracts receivable, $4.7 million were greater than 60 days past due at June 30, 2006. There were no credit losses on contracts sold through the Securitization Facility during the three- and six-month periods ended June 30, 2006.

        During the three-month period ended July 2, 2005, the loss on sale of finance contracts was impacted by a $0.7 million realized loss on interest rate swap contracts that were put in place to hedge gains/losses on the sale of finance contracts receivable. During the six-month period ended July 2, 2005, the net realized gain on these swaps totaled $0.4 million (see Note 12). The Company received $0.4 and $0.6 million in service fee income during the three- and six-month periods ended June 30, 2006.

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

The following table summarizes the Company’s sales of finance contracts receivable through these arrangements (in thousands):

	For the Six Months Ended
	June 30, 2006	July 2, 2005
Value of contracts sold	$20,644	$28,017
Cash received on sales of contracts	20,095	27,541

Cost of sales of finance contracts	$549	$476

        At June 30, 2006, the Company serviced $318.6 million of sold finance contracts receivable of which $180.1 million, $83.3 million and $55.2 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

        The finance contracts require periodic installments of principal and interest over periods of up to 66 months, with fixed interest rates based on market conditions at the time of origination. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 60 months. The sales of finance contracts receivable were accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Condensed Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Condensed Consolidated Statement of Cash Flows.

Note 7 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	June 30, 2006	December 31, 2005	July 2, 2005
Raw materials and supplies	$17,081	$18,297	$16,067
Work-in-process	2,377	2,721	2,715
Finished machines and parts	49,977	45,391	35,955

Total current cost value	69,435	66,409	54,737
Adjustment to LIFO basis	(28,130)	(27,288)	(24,307)

	$41,305	$39,121	$30,430

Note 8 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the six-month periods ended June 30, 2006 and July 2, 2005 were as follows (in thousands):

	For the Six Months Ended
	June 30, 2006	July 2, 2005
Beginning balance	$5,892	$5,028
Accruals for warranties issued during the period	3,692	5,259
Accruals related to pre-existing warranties
(including changes in estimates)	(49)	--
Settlements made (in cash or in kind) during the period	(3,383)	(2,261)

Ending balance	$6,152	$8,026

        In the 2005 second quarter, selling, general and administrative expenses included a $2.3 million charge related to a warranty issue that was resolved in the 2005 fourth quarter resulting in the reversal of the charge in full.

Note 9 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Service cost	$171	$210	$342	$420
Interest cost	724	720	1,448	1,440
Expected return on plan assets	(838)	(836)	(1,675)	(1,671)
Amortization of prior service cost	16	52	32	104
Amortization of net loss	297	355	594	710

Net periodic benefit cost	$370	$501	$741	$1,003

        The Company recorded a $0.7 million pension curtailment related to discontinued operations (see Note 3, “Discontinued Operations”). The Company anticipates making $1.0 million of contributions to the pension plans during 2006. No contributions were made during the three- or six-month periods ended June 30, 2006.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Service cost	$101	$85	$203	$170
Interest cost	86	80	173	160
Amortization of prior service cost	23	23	46	45
Amortization of net loss	19	17	38	34

Net periodic benefit cost	$229	$205	$460	$409

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Service cost	$26	$19	$51	$38
Interest cost	27	23	53	45
Amortization of transition obligation	5	6	11	11
Amortization of net loss	13	11	26	22

Net periodic benefit cost	$71	$58	$141	$116

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

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Basic shares	12,043	10,184	11,994	10,097
Effect of options and unvested
restricted stock	447	420	462	405

Diluted shares	12,490	10,604	12,456	10,502

        For the three- and six-months ended June 30, 2006, 129,284 options to purchase common shares and 26,257 restricted stock shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted EPS.

The components of comprehensive income are as follows (in thousands):

	Six Months Ended
	June 30, 2006	July 2, 2005
Net income	$6,653	$10,546
Foreign currency translation
adjustments	640	(1,257)
Unrealized gains (losses)	845	(59)

Other comprehensive gain (loss)	1,485	(1,316)

Comprehensive income	$8,138	$9,230

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

        The Company’s revolving credit facility is primarily London Interbank Offered Rate (“LIBOR”) -based and is subject to interest rate changes. In order to manage interest rate exposures, the Company entered into an interest rate swap agreement with a financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The variable to fixed interest rate swap is designated as an effective cash-flow hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, the fair value of the swap was recorded on the balance sheet, with changes in fair value included in other comprehensive (loss) income in the amount of $0.4 million and $0.7 million, respectively, for the three- and six-month periods ended June 30, 2006. Swap gains or losses included in other comprehensive (loss) income are reclassified into earnings at the time the related interest expense is recognized or settlement of the obligation occurs.

        During the three- and six-months ended July 2, 2005, the Company was a party to three interest rate swap agreements. The swaps were hedges protecting against underlying changes in interest rates and their impact on the gains/losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains/losses associated with the fair values of interest rate swaps would be offset by gains/losses on the sale of the underlying retail finance contracts. Under the swaps, the Company received interest on a variable 30 day LIBOR rate and pays on a fixed rate ranging from 3.18% to 3.41%. Although the Company continued to own finance contracts during the term of the swaps, under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005. The Company terminated the swaps during the three-month period ended July 2, 2005 and recorded $0.7 million of other expense during such period. The Company realized a net gain of $0.4 million on these swaps for the six-month period ended July 2, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

        During March 2006, the Company decided to discontinue the manufacturing and distribution of its agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount totaled 140 employees, which includes both manufacturing and administrative positions related to the agricultural implement business. As a result of this action, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as discontinued operations.

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the six-month period ended June 30, 2006 of $9.0 million, or $0.73 per diluted share. Of the $9.0 million charge, $8.9 million, or $0.72 per diluted share, was recorded in the three-month period ended March 31, 2006 and $0.1 million, or $0.01 per diluted share, was recorded in the three-month period ended June 30, 2006. The after-tax charge is comprised of non-cash asset impairment charges of $7.1 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million. The Company does not anticipate any additional charges during the third or fourth quarter of 2006.

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 2, 2005	June 30, 2006	July 2, 2005
Net sales	$3,356	$9,863	$10,419	$20,023
Pretax income (loss) from discontinued
operations	58	(303)	(121)	(286)
Pretax loss on disposal of discontinued
operations	(174)	--	(13,907)	--
Income tax benefit	(41)	(102)	(4,910)	(96)

Net loss from discontinued operations	$(75)	$(201)	$(9,118)	$(190)

        The assets of the agricultural implements business are reflected as assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	June 30, 2006	December 31, 2005	July 2, 2005
Accounts receivable, net	$7,031	$17,237	$23,034
Inventories	676	4,459	5,289
Property, plant, and equipment, net	2,515	6,349	6,945

Assets of discontinued operations, net	$10,222	$28,045	$35,268

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended July 2, 2005

Net Sales

        Net sales in the three months ended June 30, 2006 (“2006 second quarter”) were $139.5 million compared to $128.3 million in the three months ended July 2, 2005 (“2005 second quarter”), an increase of $11.1 million, or 9%. Net sales, in general, were favorably impacted by the continued strength of the Company’s construction markets. Sales of the Company’s telescopic handlers, compact excavators and compact track loaders during the 2006 second quarter increased 36%, 26% and 5%, respectively, from the 2005 second quarter. Sales of the Company’s skid loaders, including sales of skid loaders by the Company’s European subsidiary, Gehl Europe, were consistent with the 2005 second quarter. The Company’s attachment subsidiary, CE Attachments, Inc., increased sales 23% from 2005. In addition to the increased sales noted above, approximately two percentage points of the net sales increase was due to price increases during 2005 and 2006.

        Of the Company’s total net sales reported for the 2006 second quarter, $29.3 million were made to customers residing outside of the United States compared with $21.2 million in the 2005 second quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $30.1 million in the 2006 second quarter compared to $26.7 million in the 2005 second quarter, an increase of $3.4 million, or 13%. Gross profit as a percentage of net sales (“gross margin”) was 21.6% in the 2006 second quarter compared to 20.8% in the 2005 second quarter. Gross margin in the 2006 second quarter was favorably impacted by approximately 1.7 percentage points due to 2005 and 2006 price increases. The favorable impact of these price increases was partially offset by sales incentives paid on increased retail settlement activity in the 2006 second quarter compared to the 2005 second quarter (approximately 0.4 percentage points) as well as the impact of changes in product mix and increases in the cost of utilities and freight (approximately 0.5 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.3 million, or 10.9% of net sales, in the 2006 second quarter compared to $15.2 million, or 11.8% of net sales, in the 2005 second quarter. Selling, general and administrative expenses in the 2005 second quarter included a $2.3 million, or 1.8% of net sales, charge related to a warranty issue that was resolved in the 2005 fourth quarter resulting in the reversal of the charge in full. The favorable comparison impact of the 2005 second quarter warranty charge on year over year selling, general and administrative expenses was offset by increased expenses related to items that vary with sales levels, compensation expense related to stock-based awards recorded in the period due to the adoption of FASB Statement No. 123R in 2006 and higher employment levels in 2006 vs. 2005.

Income from Operations

        Income from operations in the 2006 second quarter was $14.9 million, or 10.7% of net sales, compared to income from operations of $11.5 million, or 9.0% of net sales, in the 2005 second quarter, an increase of $3.3 million, or 29%. The 2005 second quarter income from continuing operations includes the previously discussed warranty charge of $2.3 million, or 1.8% of net sales.

Interest Expense

        Interest expense was $0.8 million in the 2006 second quarter compared to $1.6 million in the 2005 second quarter, a decrease of $0.8 million. The decrease in interest expense was due to a decrease in the average outstanding debt during the 2006 second quarter compared to the 2005 second quarter (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $0.8 million in the 2006 second quarter compared to $1.1 million in the 2005 second quarter, a decrease of $0.3 million. This decrease was primarily due to the decrease in average finance contracts receivable in the 2006 second quarter compared to the 2005 second quarter.

Net Other Expense

        The Company recorded net other expense of $0.7 million and $2.2 million in the 2006 second quarter and 2005 second quarter, respectively. In the 2005 second quarter, the Company terminated interest rate swaps associated with unsold finance contracts receivable. Although the Company realized an overall $0.4 million gain on the swaps in the first half of 2005, the Company did incur a $0.7 million loss on the swaps in the 2005 second quarter. In addition to the swap loss in the quarter, The Company incurred one-time securitization costs of $0.3 million in the second quarter of 2005. The remaining change from the 2005 second quarter is due to foreign currency gains in the 2006 second quarter compared to foreign currency losses in the 2005 second quarter.

Income from Continuing Operations

        Income from continuing operations in the 2006 second quarter was $9.4 million, or 6.7% of net sales, compared to income from continuing operations of $5.8 million, or 4.5% of net sales, in the 2005 second quarter, an increase of $3.6 million, or 61%. The 2005 second quarter income from continuing operations includes the previously discussed after-tax warranty charge of $1.5 million, or 1.2% of net sales.

Income(Loss) from Discontinued Operations, Net of Tax

        The Company recorded income from discontinued operations, net of tax of $37,000 in the 2006 second quarter compared to a loss from discontinued operations, net of tax of $201,000 in the 2005 second quarter.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded an additional $0.1 million loss on the disposal of discontinued operations, net of tax in the 2006 second quarter. See “Discontinued Operations” above for additional discussion.

Net Income

        The Company recorded net income in the 2006 second quarter of $9.3 million compared to net income of $5.6 million in the 2005 second quarter. The 2006 second quarter net income included a $0.1 million loss on disposal of discontinued operations as noted above.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 2, 2005

Net Sales

        Net sales in the six months ended June 30, 2006 (“2006 six months”) were $261.6 million compared to $237.2 million in the six months ended July 2, 2005 (“2005 six months”), an increase of $24.4 million, or 10%. Net sales, in general, were favorably impacted by the continued strength of the Company’s construction markets. Demand for the Company’s telescopic handlers and compact track loaders remained robust during the 2006 six months as sales increased 44% and 10%, respectively, from the 2005 six months. Sales of the Company’s skid loaders, including sales of skid loaders by the Company’s European subsidiary, Gehl Europe, were consistent with the 2005 six months. The Company’s attachment subsidiary, CE Attachments, Inc., increased sales 22% from 2005. In addition to the increased sales noted above, approximately two percentage points of the net sales increase was due to price increases during 2005 and 2006. These increases in net sales were partially offset by a 13% reduction in sales of compact excavators during the 2006 six months as increased competitive pricing pressure adversely impacted sales in the 2006 first quarter. The Company increased sales incentives on compact excavators for the second quarter of 2006 resulting in a second quarter increase in sales of 26% as discussed above.

        Of the Company’s total net sales reported for the 2006 six months, $52.9 million were made to customers residing outside of the United States compared with $37.4 million in the 2005 six months. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $56.4 million in the 2006 six months compared to $49.8 million in the 2005 six months, an increase of $6.6 million, or 13%. Gross margin was 21.6% in the 2006 six months compared to 21.0% in the 2005 six months. Gross margin in the 2006 six months was favorably impacted by approximately 1.6 percentage points due to 2005 and 2006 price increases. The favorable impact of these price increases was partially offset by sales incentives paid on increased retail settlement activity in the 2006 six months compared to the 2005 six months (approximately 0.5 percentage points) as well as the impact of changes in product mix and increases in the cost of utilities and freight (approximately 0.5 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $30.2 million, or 11.6% of net sales, in the 2006 six months compared to $29.8 million, or 12.6% of net sales, in the 2005 six months. Selling, general and administrative expenses in the 2005 six months included a $2.3 million, or 1.0% of net sales, charge related to a warranty issue that was resolved in the 2005 fourth quarter resulting in the reversal of the charge in full. The favorable comparison impact of the 2005 six months warranty charge on year over year SG&A expenses was offset by increased expenses related to items that vary with sales levels, compensation expense related to stock-based awards recorded in the period due to the adoption of FASB Statement No. 123R in 2006 and higher employment levels in 2006 vs. 2005.

Income from Operations

        Income from operations in the 2006 six months was $26.1 million, or 10.0% of net sales, compared to income from operations of $19.9 million, or 8.4% of net sales, in the 2005 six months, an increase of $6.2 million, or 31%. The 2005 six months income from continuing operations includes the previously discussed warranty charge of $2.3 million, or 1.0% of net sales.

Interest Expense

        Interest expense was $1.9 million in the 2006 six months compared to $3.0 million in the 2005 six months, a decrease of $1.1 million. The decrease in interest expense was due to a decrease in the average outstanding debt during the 2006 six months compared to the 2005 six months (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $2.0 million in the 2006 six months compared to $2.2 million in the 2005 six months, a decrease of $0.2 million. This decrease was primarily due to the decrease in average finance contract receivables in the 2006 six months compared to the 2005 six months.

Net Other Expense

        The Company recorded net other expense of $2.2 million and $2.9 million in the 2006 six months and 2005 six months, respectively. The change in net other expense was primarily due to the Company recognizing approximately $0.6 million in foreign currency gains in the 2006 six months compared to $0.5 million in foreign currency losses in the 2005 six months. These gains were offset, in part, by a $0.4 million unrealized gain on an interest rate swap contract that was in place during the 2005 six months.

Income from Continuing Operations

        Income from continuing operations in the 2006 six months was $15.8 million, or 6.0% of net sales, compared to income from continuing operations of $10.7 million, or 4.5% of net sales, in the 2005 six months, an increase of $5.0 million, or 47%. The 2005 six months income from continuing operations includes the previously discussed after-tax warranty charge of $1.5 million, or 0.6% of net sales.

Income(Loss) from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $79,000 in the 2006 six months compared to a loss from discontinued operations, net of tax of $190,000 in the 2005 six months.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a $9.0 million loss on the disposal of discontinued operations, net of tax in the 2006 six months. See “Discontinued Operations” above for additional discussion.

Net Income

        The Company recorded net income in the 2006 six months of $6.7 million compared to net income of $10.5 million in the 2005 six months. The 2006 six months net loss included a $9.0 million loss on disposal of discontinued operations noted above.

Financial Condition

Working Capital

        The Company’s working capital was $217.7 million at June 30, 2006 as compared to $212.6 million at December 31, 2005 and $199.6 million at July 2, 2005. The change in working capital at June 30, 2006 from December 31, 2005 was primarily due to reductions in finance contracts receivable, discontinued operations net assets and an increase in accounts receivable and accounts payable. Finance contracts receivable decreased from December 31, 2005 due to the timing of the sale of contracts through the Company’s asset securitization facility. Discontinued operations net assets decreased from December 31, 2005 due to the decline in production and sales of agricultural implements as well as the recording of the asset impairment charge associated with the discontinued operations during the 2006 first quarter. The increase in accounts payable was due to increased production resulting from strong sales as well as the timing of payments resulting from a change in the mix of vendors. Accounts receivable increased from December 31, 2005 primarily due to increased sales during the 2006 six months.

        The change in working capital at June 30, 2006 from July 2, 2005 was primarily due to an increase in accounts receivable, inventories, and prepaid expenses and other current assets, offset in part, by a decrease in finance contracts receivable and discontinued operations net assets, as well as, an increase in accounts payable. Accounts receivable increased primarily due to strong sales from July 2, 2005. The increase in inventories was primarily to meet the rising demand for the Company’s products. Prepaid expenses and other current assets increased primarily due to an increase in retained interest related to the sale of finance contracts into the Securitization Facility. Finance contracts receivable decreased from July 2, 2005 due to the timing of the sale of contracts through the Company’s asset securitization facility. Discontinued operations net assets decreased from December 31, 2005 due to the decline in production and sales of agricultural implements as well as the recording of the asset impairment charge associated with the discontinued operations during the 2006 first quarter. The increase in accounts payable was due to increased production resulting from strong sales as well as the timing of payments resulting from a change in the mix of vendors.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2006 six months were approximately $2.0 million. On May 1, 2006, the Company announced a $6.5 million expansion of its Yankton, South Dakota telescopic handler production facility. The project includes a 30,000 square foot expansion of the facility as well as further investment in technological production enhancements, including increased laser cutting, robotics and a new paint system. The project is expected to be completed in January 2007 and will increase telescopic handler production by approximately 50% from 2006 second quarter levels. In addition to the expansion of the Yankton, South Dakota facility, the Company plans to make an additional $6.5 million of capital expenditures in 2006, primarily to enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment. The Company believes its Madison, South Dakota skid loader production facility will operate near full capacity for the balance of 2006. The Company believes its present Yankton, South Dakota facility will operate at, or near, full capacity up to the completion of the previously discussed expansion in January 2007.

Debt and Equity

        The Company maintains a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility are secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the 30 day LIBOR plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of June 30, 2006, the weighted average interest rate on Company borrowings outstanding under the Facility was 6.05%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of June 30, 2006.

        Borrowings under the Facility and the previous asset-based senior secured debt facility (the Facility replaced the Company’s previous asset-based senior secured debt facility on June 3, 2005) were $46.3 million, $51.5 million and $95.0 million at June 30, 2006, December 31, 2005 and July 2, 2005, respectively. Available unused borrowings under the Facility and the previous asset-based senior secured debt facility were $78.7 million, $73.5 million and $30.0 million at June 30, 2006, December 31, 2005 and July 2, 2005, respectively.

        In October 2005, the Company entered into a $15 million committed line of credit facility with a commercial bank lender. The facility was amended during July 2006 reducing the commited line of credit to $10 million. Borrowings under this facility bear interest at 1.15% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expires on April 30, 2007. There were no borrowings outstanding under this facility at June 30, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. Borrowings of €1.4 million were outstanding at a weighted average interest rate of 4.35% at June 30, 2006.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2006 will continue to be funded by operations and the Company’s borrowing arrangements.

        At June 30, 2006, shareholders’ equity had increased $69.8 million to $218.6 million from $148.8 at July 2, 2005. This increase primarily reflects the impact of the $46.1 million in proceeds received from the sale of the Company’s common stock in September 2005, net income of $17.9 million and $1.4 million related to the exercise of stock options.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the 2006 six months or 2005 six months. As of June 30, 2006, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Contractual Obligations

        Other than the changes in the outstanding borrowings and capital commitments, as described above, there have been no material changes to the annual maturities of debt obligations, future minimum, non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 14 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by Purchaser in March 2006. At June 30, 2006, the Company had available unused capacity of $150.2 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. Prior to 2005, the Company sold certain finance contracts receivable to various financial institutions on a full recourse basis. The Company continues to service substantially all contracts, whether or not sold. At June 30, 2006, the Company serviced $318.6 million of sold finance contracts receivable of which $180.1 million, $83.3 million and $55.2 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

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

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors cited in the Company’s filings with the Securities and Exchange Commission, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), unanticipated expenses associated with the discontinuance of the Company’s agricultural implement lines, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for 2006 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        During March 2006, we decided to discontinue the manufacturing and distribution of our agricultural implement products. As a result, we recorded a $7.1 million after-tax non-cash impairment charge related to agricultural implement field and factory inventory and certain property, plant and equipment and a $1.9 million after-tax cash charge related to severance and other termination costs. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.” If we incur additional unanticipated expenses associated with the discontinuation of our implement business, then our net income could be adversely affected in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three- and six-month periods ended June 30, 2006. As of June 30, 2006, the Company had authority to repurchase 272,150 shares under the plan.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company’s 2006 annual meeting of shareholders held on April 28, 2006, John T. Byrnes, Richard J. Fotsch and Dr. Herman Viets were re-elected as directors of the Company for terms expiring at the 2009 annual meeting of shareholders:

Name of Nominee	Shares Voted For	Shares Withholding Authority
John T. Byrnes	10,666,862	58,724
Richard J. Fotsch	10,698,514	27,072
Dr. Herman Viets	9,897,725	827,861

        The following table sets forth the other directors of the Company whose terms of office continued after the 2006 annual meeting:

Name of Director	Year in Which Term Expires
Marcel-Claude Braud	2007
William D. Gehl	2007
John W. Splude	2007
Nicholas C. Babson	2008
Thomas J. Boldt	2008

        In addition, at the 2006 annual meeting, shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2006. With respect to such approval, the number of shares voted for and against were 10,670,161 and 45,567, respectively. The number of shares abstaining was 9,856.

Also at the 2006 annual meeting, shareholders approved the Gehl Company 2004 Equity Incentive Plan, as amended. With respect to such approval, the number of shares voted For and Against were 8,271,873 and 1,192,696, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 26,128 and 1,234,889, respectively.

Item 6. Exhibits

Exhibit No.	Document Description

10.1	Gehl Company 2004 Equity Incentive Plan, as amended [Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2006]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: August 9, 2006	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: August 9, 2006	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description

10.1	Gehl Company 2004 Equity Incentive Plan, as amended [Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2006]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.