Form 10-Q
period 2006-09-30
GEHL CO
filed 2006-11-07
CIK 856386

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $.10 Par Value	12,173,035

Gehl Company

FORM 10-Q

September 30, 2006

Report Index

Page No.
PART I. - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Income for the Three- and Nine-month Periods
Ended September 30, 2006 and October 1, 2005	3
Condensed Consolidated Balance Sheets at September 30, 2006,
December 31, 2005, and October 1, 2005	4
Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended
September 30, 2006 and October 1, 2005	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II. - Other Information
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	36

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Income
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$121,021	$107,303	$382,599	$344,524
Cost of goods sold	94,661	85,185	299,864	272,645

Gross profit	26,360	22,118	82,735	71,879
Selling, general and
administrative expenses	14,298	12,681	44,540	42,494

Income from operations	12,062	9,437	38,195	29,385
Interest expense	(831)	(1,423)	(2,774)	(4,440)
Interest income	975	1,019	3,019	3,223
Other expense, net	(951)	(470)	(3,105)	(3,341)

Income from continuing operations
before income taxes	11,255	8,563	35,335	24,827
Provision for income taxes	3,883	2,911	12,192	8,439

Income from continuing operations	7,372	5,652	23,143	16,388
Loss from discontinued operations, net of tax	(309)	(594)	(388)	(784)
Gain (loss) on disposal of discontinued
operations, net of tax	1,284	--	(7,755)	--

Net income	$8,347	$5,058	$15,000	$15,604

Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.52	$1.86	$1.54
Discontinued operations	0.08	(0.05)	(0.66)	(0.07)

Total diluted earnings per share	$0.67	$0.47	$1.21	$1.47

Basic earnings (loss) per share:
Continuing operations	$0.61	$0.55	$1.92	$1.61
Discontinued operations	0.08	(0.06)	(0.68)	(0.08)

Total basic earnings per share	$0.69	$0.49	$1.25	$1.53

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	September 30, 2006	December 31, 2005	October 1, 2005
Assets
Cash	$3,733	$4,842	$3,229
Accounts receivable - net	207,361	158,695	175,228
Finance contracts receivable - net	11,318	34,524	22,465
Inventories	49,579	39,121	37,469
Assets of discontinued operations - net (Note 3)	5,382	28,045	29,270
Deferred income tax assets	11,253	7,483	8,104
Prepaid expenses and other current assets	21,413	14,192	19,525

Total current assets	310,039	286,902	295,290

Property, plant and equipment - net	30,779	29,923	31,212
Goodwill	11,748	11,748	11,748
Other assets	25,453	19,599	19,222

Total assets	$378,019	$348,172	$357,472

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$278	$251	$167
Short-term debt obligations	1,268	2,626	--
Accounts payable	55,141	41,212	46,680
Liabilities of discontinued operations (Note 3)	577	3,438	2,193
Accrued and other current liabilities	27,776	26,769	30,636

Total current liabilities	85,040	74,296	79,676

Long-term debt obligations	50,292	52,069	63,272
Deferred income tax liabilities	983	983	1,247
Other long-term liabilities	14,809	12,331	12,957

Total long-term liabilities	66,084	65,383	77,476

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,173,035, 12,009,527 and 12,001,523
shares outstanding, respectively	1,218	1,201	1,200
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	83,006	80,426	79,287
Retained earnings	152,289	137,289	131,093
Accumulated other comprehensive loss	(9,618)	(10,423)	(11,260)

Total shareholders’ equity	226,895	208,493	200,320

Total liabilities and shareholders’ equity	$378,019	$348,172	$357,472

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash Flows from Operating Activities
Net income	$15,000	$15,604
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Loss on discontinued operations (non-cash), net of taxes	5,874	--
Depreciation and amortization	3,768	4,158
Compensation expense for share-based payments	1,191	169
Cost of sales of finance contracts	3,113	1,677
Proceeds from sales of finance contracts	153,497	139,423
Increase in finance contracts receivable	(132,035)	(89,870)
Increase in retained interest in sold finance contracts	(15,513)	(26,818)
Increase (decrease) in cash due to changes in:
Accounts receivable - net	(41,234)	(71,770)
Inventories	(5,169)	(3,803)
Accounts payable	9,637	8,245
Other	3,009	5,727

Net cash provided by (used for) operating activities	1,138	(17,258)

Cash Flows from Investing Activities
Property, plant and equipment additions	(3,979)	(8,063)
Proceeds from the sale of property, plant and equipment	2,276	360
Other	71	98

Net cash used for investing activities	(1,632)	(7,605)

Cash Flows from Financing Activities
Repayments of revolving credit loans	(1,646)	(6,117)
Proceeds from short-term borrowings	--	24,482
Repayments of short-term borrowings	(1,429)	(44,633)
Repayments of other borrowings	(117)	(136)
Proceeds from exercise of stock options, including tax benefit of
exercises of $1,171 and $0, respectively	2,577	3,091
Proceeds from the issuance of common stock	--	46,143

Net cash (used for) provided by financing activities	(615)	22,830

Net decrease in cash	(1,109)	(2,033)
Cash, beginning of period	4,842	5,262

Cash, end of period	$3,733	$3,229

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$2,906	$4,551
Income taxes	$9,668	$3,500

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

        In the opinion of management, the information furnished for the three- and nine-month periods ended September 30, 2006 and October 1, 2005 include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

        Effective January 1, 2006, the Company’s fiscal quarter-ends were converted to calendar quarter-ends on a prospective basis. For the nine-month period ended September 30, 2006, the prior year comparative period consisted of one additional day. The Company’s year-end will remain December 31, consistent with all prior years.

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

Note 3 – Discontinued Operations

        During March 2006, the Company decided to discontinue the manufacturing and distribution of agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount totaled 140 employees which included both manufacturing and administrative positions related to the agricultural implements business. As a result of this action, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as a discontinued operation.

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the nine-month period ended September 30, 2006 of $7.8 million, or $0.62 per diluted share. The after-tax charge reflects a reduction from the previous estimate of $9.0 million, or $.73 per diluted share, due to higher than expected proceeds from the sale of machinery and equipment associated with the discontinued operations. The after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million. The Company does not anticipate additional charges during the fourth quarter of 2006.

The following table summarizes the pre-tax charge associated with the discontinued operations (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total
Pre-tax charge	$2,051	$11,682	$13,733
Non-cash adjustments	(680)	(11,682)	(12,362)
Cash payments	--	--	--

Balance at March 31, 2006	1,371	--	1,371

Pre-tax charge	843	(2,645)	(1,802)
Non-cash adjustments	--	2,645	2,645
Cash payments	(1,637)	--	(1,637)

Balance at September 30, 2006	$577	$--	$577

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$44	$5,007	$10,463	$25,030
Pretax loss from discontinued operations	(475)	(900)	(596)	(1,186)
Pretax income (loss) on disposal of
discontinued operations	1,976	--	(11,931)	--
Income tax expense (benefit)	526	(306)	(4,384)	(402)

Net income (loss) from discontinued	$975	$(594)	$(8,143)	$(784)
operations

        The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	September 30, 2006	December 31, 2005	October 1, 2005
Accounts receivable, net	$3,091	$17,237	$18,430
Inventories	426	4,459	4,289
Property, plant, and equipment, net	1,865	6,349	6,551

Assets of discontinued operations, net	$5,382	$28,045	$29,270

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

Stock option activity under all of the Company’s equity incentive plans since December 31, 2005 is summarized as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, December 31, 2005	801,831	$10.89
Granted	129,284	34.34
Exercised	(140,242)	10.02
Cancelled	--	--

Outstanding, September 30, 2006	790,873	$14.88

        In the nine-month period ended September 30, 2006, the Company awarded 129,284 stock options with a weighted average grant date fair value of $13.80, to purchase common stock to certain officers, key employees and directors. There were no stock options awarded in the three-month periods ended September 30, 2006 and October 1, 2005. Awards of stock options under the plans are subject to certain vesting requirements. There were 24,000 stock options granted in the nine-month period ended October 1, 2005. The aggregate intrinsic value of the options exercised during the three- and nine-month periods ended September 30, 2006 totaled $0.3 million and $3.4 million, respectively.

Options outstanding under the plans at September 30, 2006 were as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	368,514	5.38	$ 8.60	$6,699
$10.00 - $14.99	154,500	4.99	$11.52	$2,358
$15.00 - $19.99	138,575	8.28	$17.18	$1,330
$30.00 - $35.99	129,284	9.44	$34.34	$(977)

Options exercisable under the plan at September 30, 2006 were as follows:

Range of Exercise Prices	Exercisable Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	339,222	$ 8.56	$6,180
$10.00 - $14.99	139,125	$11.47	$2,131
$15.00 - $19.99	45,730	$17.18	$ 439

        In 2006 and 2005, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain officers and key employees. Awards of restricted stock under the plan are subject to certain vesting requirements ranging from three to five years. Following is a summary of restricted stock activity in the 2004 Equity Incentive Plan for the nine-month period ended September 30, 2006:

	Outstanding Shares Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding (unvested), December 31, 2005	47,977	$17.27
Granted	26,257	34.04
Vested	--	--
Forfeited	--	--

Outstanding (unvested), September 30, 2006	74,234	$23.20

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

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine month period ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of the option grants during the nine-months ended September 30, 2006 and October 1, 2005 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
Expected option term (1)	4.5 years	7 years
Expected volatility factor (2)	40.24%	37.08%
Risk-free interest rate (3)	4.70%	4.12%
Expected annual dividend yield	0.00%	0.00%

(1)	The option term was determined using the simplified method for estimating option life under Staff Accounting Bulletin No. 107 “Share-Based Payment,” which expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules including the valuation of share-based payments.

(2)	The stock volatility for each grant is based on the historical volatility of the Company’s common stock over the most recent period equal to the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the 4.5-year U.S. Treasury Strip Rate in effect at the date of the grant.

        For the three- and nine-month periods ended September 30, 2006, the Company recognized pre-tax compensation expense of $0.3 million and $0.8 million, respectively, related to unvested stock options. The after tax impact totaled $0.2 million and $0.5 million or $0.02 and $0.04 per diluted share, respectively.

        As of September 30, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

        The Company did not recognize compensation expense for employee share-based awards for the nine months ended October 1, 2005, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB No. 25 relating to certain restricted stock grants as the grants have no exercise price.

        The Company had previously adopted the provisions of SFAS No. 123 as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net income and earnings per share for the three- and nine-months ended October 1, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share based employee awards (in thousands, except per share data).

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net income, as reported	$5,058	$15,604
Add: stock-based compensation expense included in
reported net income under APB No. 25, net of tax	42	112
Less: stock-based compensation expense determined
based on fair value method, net of tax	(179)	(524)

Pro forma net income	$4,921	$15,192

Diluted net income per share:
As reported	$0.47	$1.47
Pro forma	$0.45	$1.43
Basic net income per share:
As reported	$0.49	$1.53
Pro forma	$0.48	$1.49

Note 5 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

Note 6 – Finance Contracts Receivable Financing

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million, which are included in other expense in the accompanying Condensed Consolidated Statement of Income, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities (in thousands):

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
Value of contracts sold	$142,688	$117,450
Cash received on sales of contracts	122,385	87,248

Retained interest in contracts sold	33,384	26,818

Cost of sales of finance contracts	$2,332	$815

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At September 30, 2006, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.69% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.0% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.2 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.7 million. Retained interest of $18.2 million was included in other current assets and $15.2 million was included in other assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2006.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with finance contracts receivable sold and being serviced by the Company totaling $207.4 million at September 30, 2006. Of the $207.4 million in sold contracts receivable, $5.4 million were greater than 60 days past due at September 30, 2006. There were no credit losses on contracts sold through the Securitization Facility during the three- and nine-month periods ended September 30, 2006.

        During the nine-month period ended October 1, 2005, the loss on sale of finance contracts was impacted by a $0.4 million realized gain on interest rate swap contracts that were put in place to hedge gains/losses on the sale of finance contracts receivable (see Note 12). The Company received $0.5 million and $1.1 million in service fee income during the three- and nine-month periods ended September 30, 2006, respectively.

        In addition to the sale of finance contracts receivable through the asset securitization program, the Company sold finance contracts receivable through limited recourse arrangements during 2006 and 2005. Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts.

        The following table summarizes the Company’s sales of finance contracts receivable through these arrangements (in thousands):

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
Value of contracts sold	$31,893	$53,037
Cash received on sales of contracts	31,112	52,175

Cost of sales of finance contracts	$781	$862

        At September 30, 2006, the Company serviced $336.3 million of sold finance contracts receivable of which $207.4 million, $85.8 million and $43.2 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

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

Note 7 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	September 30, 2006	December 31, 2005	October 1, 2005
Raw materials and supplies	$18,353	$18,297	$17,261
Work-in-process	2,747	2,721	2,803
Finished machines and parts	56,609	45,391	41,712

Total current cost value	77,709	66,409	61,776
Adjustment to LIFO basis	(28,130)	(27,288)	(24,307)

	$49,579	$39,121	$37,469

Note 8 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the nine-month periods ended September 30, 2006 and October 1, 2005 were as follows (in thousands):

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
Beginning balance	$5,892	$5,028
Accruals for warranties issued during the period	5,039	7,033
Accruals related to pre-existing warranties
(including changes in estimates)	(49)	--
Settlements made (in cash or in kind) during the period	(4,895)	(3,868)

Ending balance	$5,987	$8,193

In the nine-months ended October 1, 2005, selling, general and administrative expenses included a $2.3 million charge related to a warranty issue that was resolved in the 2005 fourth quarter resulting in the reversal of the charge in full.

Note 9 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$171	$210	$513	$631
Interest cost	724	720	2,172	2,160
Expected return on plan assets	(837)	(836)	(2,512)	(2,508)
Amortization of prior service cost	16	52	48	157
Amortization of net loss	297	355	891	1,065

Net periodic benefit cost	$371	$501	$1,112	$1,505

        The Company recorded a $0.7 million pension curtailment during the nine-month period ended September 30, 2006 related to discontinued operations (see Note 3, “Discontinued Operations”). The Company made contributions of $0.2 million during the three- and nine-month periods ended September 30, 2006. The Company does not anticipate making any additional contributions to the pension plans during 2006.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$102	$85	$305	$255
Interest cost	87	80	260	240
Amortization of prior service cost	23	23	69	68
Amortization of net loss	19	17	57	51

Net periodic benefit cost	$231	$205	$691	$614

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$25	$19	$76	$58
Interest cost	26	23	79	68
Amortization of transition obligation	6	6	17	17
Amortization of net loss	13	11	39	32

Net periodic benefit cost	$70	$59	$211	$175

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

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Basic shares	12,090	10,327	12,026	10,173
Effect of options and unvested
restricted stock	311	511	384	441

Diluted shares	12,401	10,838	12,410	10,614

        For the three- and nine-months ended September 30, 2006, 129,284 options to purchase common shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted EPS.

The components of comprehensive income are as follows (in thousands):

	Nine Months Ended
	September 30, 2006	October 1, 2005
Net income	$15,000	$15,604
Foreign currency translation
adjustments	531	(1,211)
Unrealized gains	274	63

Other comprehensive income (loss)	805	(1,148)

Comprehensive income	$15,805	$14,456

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

        The Company’s revolving credit facility is primarily London Interbank Offered Rate (“LIBOR”) -based and is subject to interest rate changes. In order to manage interest rate exposures, the Company entered into an interest rate swap agreement with a financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The variable to fixed interest rate swap is designated as an effective cash-flow hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, the fair value of the swap was recorded on the balance sheet, with changes in fair value included in other comprehensive (loss) income in the amount of $(0.6) million and $0.1 million, respectively, for the three- and nine-month periods ended September 30, 2006. Swap gains or losses included in other comprehensive (loss) income are reclassified into earnings at the time the related interest expense is recognized or settlement of the obligation occurs.

        During the nine-months ended October 1, 2005, the Company was a party to three interest rate swap agreements. The swaps were hedges protecting against underlying changes in interest rates and their impact on the gains/losses incurred upon the sale of finance contracts receivable. Accordingly, the implied gains/losses associated with the fair values of interest rate swaps would be offset by gains/losses on the sale of the underlying retail finance contracts. Under the swaps, the Company received interest on a variable 30 day LIBOR rate and paid on a fixed rate ranging from 3.18% to 3.41%. Although the Company continued to own finance contracts during the term of the swaps, under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the swaps were deemed ineffective as of April 2, 2005 as the finance contracts that were owned by the Company at the inception of the swaps had been sold during the three-month period ended April 2, 2005. As a result, the Company recorded $1.1 million of other income in the three-month period ended April 2, 2005. The Company terminated the swaps during the three-month period ended July 2, 2005 and recorded $0.7 million of other expense during such period. The Company realized a net gain of $0.4 million on these swaps for the nine-month period ended October 1, 2005.

Note 13 – Accounting Pronouncements

        In July 2006, Financial Accounting Strandards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) was issued, which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently evaluating the impact, if any, that FIN 48 will have on the Condensed Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company will adopt SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008.  The Company is currently evaluating the impact that SFAS No. 158 will have on the Condensed Consolidated Financial Statements, however, based on the September 30, 2005 valuation, the Company expects that total assets, total liabilities and total shareholders’ equity will be impacted in the following manner.  Total assets are expected to decrease by approximately $0.4 million, total liabilities are expected to increase by approximately $4.8 million, and shareholders’ equity is expected to decrease by approximately $5.2 million.  These estimates are subject to change based on the September 30, 2006 valuation, when completed.  The Company is still assessing the impact that the adoption of SFAS No. 158 will have on deferred taxes and as such, the deferred tax impact has been excluded.

Note 14 – Subsequent Event

        On October 17, 2006, Gehl Company and certain of its wholly-owned subsidiaries, (collectively the “Company”), entered into an unsecured Credit Agreement (the “Credit Agreement”) with a syndicate of commercial bank lenders. Under the Credit Agreement, the Company has available a five-year $125 million revolving credit facility. In connection with its entry into the Credit Agreement, Gehl Company pledged the capital stock of the wholly-owned subsidiaries that are co-borrowers under the Credit Agreement. The Company may elect to pay interest on amounts borrowed under the Credit Agreement at a rate equal to either (1) LIBOR plus an applicable margin or (2) the prime commercial rate of interest less an applicable margin. Initially, interest under the Credit Agreement is payable at a rate of LIBOR plus .625% or the prime commercial rate less 1.125%. Amounts borrowed under the Credit Agreement on October 17, 2006 were used to repay, in full, debt outstanding under the Company’s revolving credit facility established on June 3, 2005 with the same bank group. All bank financing commitments under the June 3, 2005 agreement were cancelled, and that agreement and related ancillary agreements were terminated upon the effectiveness of the Credit Agreement and the bank group’s security interest in certain Company assets was released.

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

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the nine-month period ended September 30, 2006 of $7.8 million, or $0.62 per diluted share. The after-tax charge reflects a reduction from the previous estimate of $9.0 million, or $.73 per diluted share, due to higher than expected proceeds from the sale of machinery and equipment associated with the discontinued operations. The after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million. The Company does not anticipate additional charges during the fourth quarter of 2006.

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$44	$5,007	$10,463	$25,030
Pretax loss from discontinued operations	(475)	(900)	(596)	(1,186)
Pretax income (loss) on disposal of
discontinued operations	1,976	--	(11,931)	--
Income tax expense (benefit)	526	(306)	(4,384)	(402)

Net income (loss) from
discontinued operations	$975	$(594)	$(8,143)	$(784)

        The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	September 30, 2006	December 31, 2005	October 1, 2005
Accounts receivable, net	$3,091	$17,237	$18,430
Inventories	426	4,459	4,289
Property, plant, and equipment, net	1,865	6,349	6,551

Assets of discontinued operations, net	$5,382	$28,045	$29,270

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Net Sales

        Net sales in the three months ended September 30, 2006 (“2006 third quarter”) were $121.0 million compared to $107.3 million in the three months ended October 1, 2005 (“2005 third quarter”), an increase of $13.7 million, or 13%. Net sales, in general, were favorably impacted by the solid fundamentals of the Company’s global markets during the 2006 third quarter. Sales of the Company’s telescopic handlers, skid loaders and compact excavators during the 2006 third quarter increased 33%, 15% and 21%, respectively, from the 2005 third quarter. These sales increases were partially offset by a 10% reduction in compact track loader shipments in the 2006 third quarter. Price increases during 2005 and 2006 accounted for approximately 2.6 percentage points of the net sales increase.

        Of the Company’s total net sales reported for the 2006 third quarter, $23.4 million were made to customers residing outside of the United States compared with $18.6 million in the 2005 third quarter. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $26.4 million in the 2006 third quarter compared to $22.1 million in the 2005 third quarter, an increase of $4.2 million, or 19%. Gross profit as a percentage of net sales (“gross margin”) was 21.8% in the 2006 third quarter compared to 20.6% in the 2005 third quarter. Gross margin in the 2006 third quarter was favorably impacted by approximately 1.8 percentage points due to 2005 and 2006 price increases. The favorable impact of these price increases were partially offset by the impact of changes in product mix and increases in the cost of steel and component parts (approximately 0.6 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $14.3 million, or 11.8% of net sales, in the 2006 third quarter compared to $12.7 million, or 11.8% of net sales, in the 2005 third quarter. The increase in selling, general and administrative expenses in the 2006 third quarter over the 2005 third quarter was due to increased expenses related to items that vary with sales levels, compensation expense related to stock-based awards recorded in the period due to the adoption of FASB Statement No. 123R in 2006 and higher employment levels in 2006 compared to 2005.

Income from Operations

        Income from operations in the 2006 third quarter was $12.1 million, or 10.0% of net sales, compared to income from operations of $9.4 million, or 8.8% of net sales, in the 2005 third quarter, an increase of $2.6 million, or 28%.

Interest Expense

        Interest expense was $0.8 million in the 2006 third quarter compared to $1.4 million in the 2005 third quarter, a decrease of $0.6 million. The decrease in interest expense was due to a decrease in the average outstanding debt during the 2006 third quarter compared to the 2005 third quarter (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $1.0 million in the 2006 third quarter and in the 2005 third quarter. The favorable impact of increased interest rates was offset by a decreased average balance of finance contracts receivable in the 2006 third quarter compared to the 2005 third quarter. See “Liquidity and Capital Resources” below for discussion of the changes in the balance of finance contract receivable.

Net Other Expense

        The Company recorded net other expense of $1.0 million and $0.5 million in the 2006 third quarter and 2005 third quarter, respectively. The increase in other expense was primarily due to an increase in the loss on the sale of finance contracts receivable as finance contract volume increased from the 2005 period.

Income from Continuing Operations

        Income from continuing operations in the 2006 third quarter was $7.4 million, or 6.1% of net sales, compared to income from continuing operations of $5.7 million, or 5.3% of net sales, in the 2005 third quarter, an increase of $1.7 million, or 30%.

Income (Loss) from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $309,000 in the 2006 third quarter compared to a loss from discontinued operations, net of tax of $594,000 in the 2005 third quarter.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded $1.3 million of income on the disposal of discontinued operations, net of tax in the 2006 third quarter. See “Discontinued Operations” above for additional discussion.

Net Income

        The Company recorded net income in the 2006 third quarter of $8.3 million compared to net income of $5.1 million in the 2005 third quarter. The 2006 third quarter net income included a $1.3 million gain on disposal of discontinued operations as noted above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Net Sales

        Net sales in the nine months ended September 30, 2006 (“2006 nine months”) were $382.6 million compared to $344.5 million in the nine months ended October 1, 2005 (“2005 nine months”), an increase of $38.1 million, or 11%. Net sales, in general, were favorably impacted by the strength of the Company’s global markets. Sales of the Company’s telescopic handlers, skid loaders and compact track loaders increased 40%, 6% and 4%, respectively, in the 2006 nine months compared to the 2005 nine months. The Company’s attachment subsidiary, CE Attachments, Inc., increased sales 13% from 2005. These increases in net sales were partially offset by a 6% reduction in sales of compact excavators during the 2006 nine months as increased competitive pricing pressure adversely impacted sales in the 2006 first quarter. The Company increased sales incentives on compact excavators during the second quarter of 2006 resulting in a third quarter increase in sales of 21% as discussed above. Price increases during 2005 and 2006 accounted for approximately 2.3 percentage points of the net sales increase in the 2006 nine months.

        Of the Company’s total net sales reported for the 2006 nine months, $76.3 million were made to customers residing outside of the United States compared with $55.8 million in the 2005 nine months. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $82.7 million in the 2006 nine months compared to $71.9 million in the 2005 nine months, an increase of $10.9 million, or 15%. Gross margin was 21.6% in the 2006 nine months compared to 20.9% in the 2005 nine months. Gross margin in the 2006 nine months was favorably impacted by approximately 1.7 percentage points due to 2005 and 2006 price increases. The favorable impact of these price increases were partially offset by sales incentives paid on increased retail settlement activity in the 2006 nine months compared to the 2005 nine months (approximately 0.3 percentage points) as well as the impact of changes in product mix and increases in the cost of component parts (approximately 0.7 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $44.5 million, or 11.6% of net sales, in the 2006 nine months compared to $42.5 million, or 12.3% of net sales, in the 2005 nine months. Selling, general and administrative expenses in the 2005 nine months included a $2.3 million, or 1.0% of net sales, charge related to a warranty issue that was resolved in the 2005 fourth quarter resulting in the reversal of the charge in full. Offsetting the impact of the $2.3 million warranty charge on the 2005 nine months expense, other selling, general and administrative expenses increased $4.3 million, primarily due to items that vary with sales levels, compensation expense related to stock-based awards recorded in the period due to the adoption of FASB Statement No. 123R in 2006 and higher employment levels in the 2006 nine months, resulting in a new $2.0 million increase in selling, general and administrative expenses between periods.

Income from Operations

        Income from operations in the 2006 nine months was $38.2 million, or 10.0% of net sales, compared to income from operations of $29.4 million, or 8.5% of net sales, in the 2005 nine months, an increase of $8.8 million, or 30%. The 2005 nine months income from continuing operations includes the previously discussed warranty charge of $2.3 million, or 1.0% of net sales.

Interest Expense

        Interest expense was $2.8 million in the 2006 nine months compared to $4.4 million in the 2005 nine months, a decrease of $1.7 million. The decrease in interest expense was due to a decrease in the average outstanding debt during the 2006 nine months compared to the 2005 nine months (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $3.0 million in the 2006 nine months compared to $3.2 million in the 2005 nine months, a decrease of $0.2 million. This decrease was primarily due to the decrease in average finance contract receivables in the 2006 nine months compared to the 2005 nine months.

Net Other Expense

        The Company recorded net other expense of $3.1 million and $3.3 million in the 2006 nine months and 2005 nine months, respectively. The change in net other expense was primarily due to a $0.8 million reduction in securitization implementation costs in the 2006 nine months and approximately $0.9 million in foreign currency gains in the 2006 nine months compared to $0.2 million in foreign currency losses in the 2005 nine months. These gains were offset, in part, by an increase in the loss on sale of finance contracts receivable of $1.0 million and a $0.4 million gain on interest rate swap contracts that were in place during the 2005 nine months.

Income from Continuing Operations

        Income from continuing operations in the 2006 nine months was $23.1 million, or 6.0% of net sales, compared to income from continuing operations of $16.4 million, or 4.8% of net sales, in the 2005 nine months, an increase of $6.8 million, or 41%. The 2005 nine months income from continuing operations includes the previously discussed after-tax warranty charge of $1.5 million, or 0.4% of net sales.

Income (Loss) from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $388,000 in the 2006 nine months compared to a loss from discontinued operations, net of tax of $784,000 in the 2005 nine months.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a $7.8 million loss on the disposal of discontinued operations, net of tax in the 2006 nine months. See “Discontinued Operations” above for additional discussion.

Net Income

        The Company recorded net income in the 2006 nine months of $15.0 million compared to net income of $15.6 million in the 2005 nine months. The 2006 nine months net income included a $7.8 million loss on disposal of discontinued operations noted above. The 2005 nine months income from continuing operations includes the previously discussed after-tax warranty charge of $1.5 million, or 0.4% of net sales.

Financial Condition

Working Capital

        The Company’s working capital was $225.0 million at September 30, 2006 as compared to $212.6 million at December 31, 2005 and $215.6 million at October 1, 2005. The change in working capital at September 30, 2006 from December 31, 2005 was primarily due to increases in accounts receivable and inventory offset, in part, by a reduction in finance contracts receivable and discontinued operations net assets as well as an increase in accounts payable. Accounts receivable and inventory increased from December 31, 2005 primarily due to increased sales to meet rising product demand during the 2006 nine months. Finance contracts receivable decreased from December 31, 2005 due to the timing of the sale of contracts through the Company’s asset securitization facility. Discontinued operations net assets decreased from December 31, 2005 due to the decline in production and sales of agricultural implements as well as the recording of the asset impairment charge associated with the discontinued operations during the 2006 first quarter. The increase in accounts payable was due to increased production resulting from strong sales as well as the timing of payments resulting from a change in the mix of vendors.

        The change in working capital at September 30, 2006 from October 1, 2005 was primarily due to an increase in accounts receivable and inventories, offset in part, by a decrease in finance contracts receivable and discontinued operations net assets, as well as an increase in accounts payable. Accounts receivable increased primarily due to strong sales from October 1, 2005. Finance contracts receivable decreased from October 1, 2005 due to the timing of the sale of contracts through the Company’s asset securitization facility. Discontinued operations net assets decreased from October 31, 2005 due to the decline in production and sales of agricultural implements as well as the recording of the asset impairment charge associated with the discontinued operations during the 2006 first quarter. The increase in accounts payable was due to increased production resulting from strong sales as well as the timing of payments resulting from a change in the mix of vendors.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2006 nine months were approximately $4.0 million. On May 1, 2006, the Company announced a $6.5 million expansion of its Yankton, South Dakota telescopic handler production facility. The project includes a 30,000 square foot expansion of the facility as well as further investment in technological production enhancements, including increased laser cutting, robotics and a new paint system. The project is expected to be completed in January 2007 and will increase telescopic handler production capacity by approximately 50% from 2006 second quarter levels. In addition to the expansion of the Yankton, South Dakota facility, the Company plans to make an additional $5.0 million of capital expenditures in 2006, primarily to enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment. The Company believes its present Yankton, South Dakota facility will operate near full capacity up to the completion of the previously discussed expansion in January 2007.

Debt and Equity

        As of September 30, 2006, the Company maintains a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility was for a five-year period expiring June 3, 2010. At any time during the term of the Facility, the Company had the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Borrowings under the Facility were secured by the Company’s accounts receivable, inventory and the capital stock of certain wholly-owned subsidiaries. The Company had the right to borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company could elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the 30 day LIBOR plus 0.75% to 1.50% or (2) a base rate defined as the prime commercial rate less 0.0% to 1.0%. The Company’s actual borrowing costs for LIBOR or base rate borrowings was determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar were priced at a rate equal to LIBOR plus 0.75% to 1.50%. As of September 30, 2006, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.94%. On October 17, 2006, the Company entered into a new $125 million unsecured credit agreement. Borrowings under the new credit agreement were used to pay off, in full, borrowings under the Facility and the Facility was terminated. See “Note 14 Subsequent Event” for additional discussion.

        The Facility required the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of September 30, 2006.

        Borrowings under the Facility were $49.8 million, $51.5 million and $62.6 million at September 30, 2006, December 31, 2005 and October 1, 2005, respectively. Available unused borrowings under the Facility were $75.2 million, $73.5 million and $62.4 million at September 30, 2006, December 31, 2005 and October 1, 2005, respectively.

        In October 2005, the Company entered into a $15 million committed line of credit facility with a commercial bank lender. The facility was amended during July 2006 reducing the commited line of credit to $10 million. Borrowings under this facility bear interest at 1.15% above the LIBOR for 30 day deposits, reset monthly, and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expires on April 30, 2007. There were no borrowings outstanding under this facility at September 30, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. Borrowings of €1.0 million were outstanding at a weighted average interest rate of 4.60% at September 30, 2006.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2006 will continue to be funded by operations and the Company’s borrowing arrangements.

        At September 30, 2006, shareholders’ equity had increased $26.6 million to $226.9 million from $200.3 at October 1, 2005. This increase primarily reflects net income of $21.2 million and $1.5 million related to the exercise of stock options.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the 2006 nine months or 2005 nine months. As of September 30, 2006, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

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

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by Purchaser in March 2006. At September 2006, the Company had available unused capacity of $129.1 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. Prior to 2005, the Company sold certain finance contracts receivable to various financial institutions on a full recourse basis. The Company continues to service substantially all contracts, whether or not sold. At September 30, 2006, the Company serviced $336.3 million of sold finance contracts receivable of which $207.4 million, $85.8 million and $43.2 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts receivable through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Accounting Pronouncements

        In July 2006, Financial Accounting Strandards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) was issued, which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently evaluating the impact, if any, that FIN 48 will have on the Condensed Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company will adopt SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008.  The Company is currently evaluating the impact that SFAS No. 158 will have on the Condensed Consolidated Financial Statements, however, based on the September 30, 2005 valuation, the Company expects that total assets, total liabilities and total shareholders’ equity will be impacted in the following manner.  Total assets are expected to decrease by approximately $0.4 million, total liabilities are expected to increase by approximately $4.8 million, and shareholders’ equity is expected to decrease by approximately $5.2 million.  These estimates are subject to change based on the September 30, 2006 valuation, when completed.  The Company is still assessing the impact that the adoption of SFAS No. 158 will have on deferred taxes and as such, the deferred tax impact has been excluded.

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

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors cited in Part II, Item 1A of this filing, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), unanticipated expenses associated with the discontinuance of the Company’s agricultural implement lines, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for 2006 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cyclical and structural declines in the demand for products we offer may cause us to undertake product line and facility rationalization initiatives that could result in restructuring charges and lower netsales and earnings.

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

        During March 2006, we decided to discontinue the manufacturing and distribution of our agricultural implement products. As a result, we have recorded a $5.9 million after-tax non-cash impairment charge related to agricultural implement field and factory inventory and certain property, plant and equipment and a $1.9 million after-tax cash charge related to severance and other termination costs. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.” If we incur additional unanticipated expenses associated with the discontinuation of our implement business, then our net income could be adversely affected in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three- and nine-month periods ended September 30, 2006. As of September 30, 2006, the Company had authority to repurchase 272,150 shares under the plan.

Item 6. Exhibits

Exhibit No.	Document Description

3.2	By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2006]

10.1	Credit agreement, dated October 17, 2006, among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., the lenders named there in and Bank of Montreal, as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: November 7, 2006	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: November 7, 2006	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description
3.2	By-laws of Gehl Company, as amended [Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2006]

10.1	Credit agreement, dated October 17, 2006, among Gehl Company, Compact Equipment Attachments Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., the lenders named there in and Bank of Montreal, as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.