Form 10-K
period 2006-12-31
GEHL CO
filed 2007-03-05
CIK 856386

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from __ to __

Commission file number 0-18110

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (262) 334-9461

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value
(Title of class)

Rights to Purchase Preferred Shares
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

Yes No X

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: $287,220,461 at February 7, 2007.

        Number of shares outstanding of each of the registrant’s classes of common stock, as of February 7, 2007:

Class	Shares Outstanding
Common Stock, $.10 Par Value	12,197,037

DOCUMENTS INCORPORATED BY REFERENCE
Gehl Company Proxy Statement for the 2007 Annual Meeting of Shareholders
(to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year end and, upon such filing, to be incorporated by reference into Part III)

GEHL COMPANY

_________________

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2006

PART I

Special Note Regarding Forward-Looking Statements

        Gehl Company (the “Company” or “Gehl”) intends that certain matters discussed in the Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects”, “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors cited in Part I, Item 1A of this filing, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for the future, including those listed in the “2007 Outlook,” are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 1. Business

Overview

        The Company is a leader in the design, manufacture and distribution of compact equipment for construction and agriculture applications. Its compact equipment and related attachments are primarily used in a variety of earthmoving and material handling applications where space, mobility and manpower are at a premium. The Company also provides financing for its dealers and their customers. The Company believes its products are recognized as providing quality, reliability and performance to a loyal and growing customer base. It also believes it is differentiated from other construction equipment manufacturers by its focus on the growing compact equipment market, its extensive compact equipment-focused distribution network, and its ability to offer a broad line of high-quality compact equipment to a wide variety of customers. The Company was founded in 1859 and was incorporated in the State of Wisconsin in 1890.

        The Company believes that it has one of the most extensive compact equipment-focused product offerings in North America. Its compact equipment consists of skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, mini-loaders and asphalt pavers. The Company also provides an assortment of related attachments, including pallet forks, augers and backhoes, primarily for skid loaders. While the Company manufactures a majority of the products it sells, it has also proactively established strategic alliances with select European and Asian compact equipment manufacturers to distribute their products under its brand names. These alliances further broaden the Company’s product offering and leverage its distribution network.

        The Company markets its products under the Gehl, Mustang and Edge brand names through its network of independent dealers located primarily in North America and Europe. The Company’s dealers, which number in excess of 650 in North America along with approximately 115 distributors in the rest of the world, sell its compact equipment and attachments to contractors, sub-contractors, owner operators, rental stores, farmers, landscapers and municipalities. Many of these dealers also operate their own rental fleets. Over time, the Company has cultivated and built what it considers to be one of the largest independent compact equipment distribution networks in North America. Most of the Company’s largest competitors require their dealers to carry their full line of large and small equipment which may not be ideally suited for that dealer’s local market and customer base. The Company attempts to differentiate itself by offering dealers a comprehensive compact equipment offering and allowing them to carry only the products which optimize their overall product portfolio for their individually served markets. It also supports its dealer network by providing floor plan, retail and rental fleet financing. It believes the combination of its product offering and financing support provides a significant opportunity to continue to expand sales to existing dealers and attract additional dealers in new territories.

        The Company manufactures its products at two facilities located in Yankton and Madison, South Dakota, and it has selling and distribution facilities in Illinois, Minnesota, Wisconsin and Germany. Also, under a license agreement with Manitou BF S.A., the world’s largest manufacturer of telescopic handlers, the Company has the rights to manufacture and distribute select models of Manitou telescopic handlers under the Gehl brand name for sale in the United States.

Discontinued Operations

        In March 2006, the Company decided to discontinue the manufacturing and distribution of its agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount totaled 140 employees, which included both manufacturing and administrative positions related to the agricultural implement business. As a result of this action, the Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement product line as discontinued operations.

        The discontinuation of the agricultural implement product line resulted in an after-tax charge to the Company’s earnings for the year ended December 31, 2006 of $7.8 million, or $0.63 per diluted share. The after-tax charge reflects a reduction from the second quarter 2006 estimate of $9.0 million, or $0.73 per diluted share, due to higher than expected proceeds from the sale of machinery and equipment associated with the discontinued operations. The after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million.

        The Company has reflected the results of its agricultural implements product line as discontinued operations in the Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements product line were as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Net sales	$10,489	$31,255	$36,361
Pretax loss from discontinued operations	(1,190)	(525)	(1,031)
Pretax loss on disposal of discontinued operations	(11,996)	--	--
Income tax benefit	4,615	187	341

Loss from discontinued operations	$(8,571)	$(338)	$(690)

The assets of the agricultural implements product line are reflected as net assets of discontinued operations in the Consolidated Balance Sheets and were as follows (in thousands):

December 31,	2006	2005
Accounts receivable, net	$1,331	$17,237
Inventories	587	4,459
Property, plant, and equipment, net	1,865	6,349

Assets of discontinued operations, net	$3,783	$28,045

Business Segments

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements.  Historically the Company had two operating and reportable segments, construction equipment and agricultural equipment.  The products in the historical agricultural equipment segment included material handling equipment (skid loaders, telescopic handlers, compact excavators, compact track loaders and all-wheel-loaders) and agricultural implement products for haymaking, forage harvesting, feedmaking and manure handling.  In the first quarter of 2006, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of the manufacturing and distribution of its agricultural implement product line and determined that it now has only one operating and reportable segment.  Sales of material handling equipment that were previously included in the agricultural equipment segment and sales that were previously included in the construction equipment segment are now combined for both internal and external reporting purposes.

Sale of Common Stock and Stock Split

        On September 26, 2005, the Company completed a public offering of 2,395,000 shares of its common stock at a price to the public of $28.12. The offering included 1,748,125 primary shares sold by the Company and 646,875 secondary shares sold by one selling shareholder, Neuson Finance GmbH. The Company received approximately $46.1 million in net proceeds from the sale of shares in the offering, after deducting underwriting discounts, commissions and expenses. The Company used the net proceeds it received from the offering to repay debt outstanding under its credit facility.

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

Products

        The Company markets the following products through its North American dealer and international distribution network:

•	Skid Loaders – The Company’s skid loader line consists of a broad range of products offered through the Gehl and Mustang brands, including a model with the largest lift capacity and highest lift height in the industry. The skid loader line features a choice of hand-operated T-bar or joystick controls, hand only or hand and foot controls. The skid loader, with its fixed-wheel four-wheel drive is used for a variety of purposes, including earth moving and material handling duties. The skid loader may also be used with a variety of attachments.

•	Telescopic Handlers — The Company’s telescopic handler line consists of a broad range of products offered through the Gehl and Mustang brands. These telescopic handlers are designed to handle heavy loads (up to 12,000 pounds) reaching horizontally and vertically (up to 55 ft.) for use by a variety of customers, including farmers, masons, roofers and building contractors.

•	Compact Excavators – The Company’s compact excavator line consists of a broad range of products offered through the Gehl and Mustang brands. The units range in size from 1.5 metric tons to 11.5 metric tons. All units come standard with auxiliary hydraulics. An industry exclusive frame leveling system is offered on a number of models. These units can be equipped with a wide variety of attachments.

•	Compact Track Loaders – The Company offers multiple compact track loaders through the Gehl and Mustang brands. With a dedicated rubber track, these machines are especially useful in soft or muddy conditions. They offer low ground pressure and high floatation and are used in landscaping, nursery and general construction applications.

•	All-wheel-steer Loaders – The Company offers multiple all-wheel-steer loaders through the Gehl and Mustang brands with either conventional or telescopic booms. The units range from 39 horsepower to 75 horsepower and are used in general construction and by building contractors and material producers.

•	Asphalt Pavers – Two models of Power Box pavers are marketed by Gehl. These pavers allow variable paving widths from 4 1/2 to 13 feet and are used for both commercial and municipal jobs such as county and municipal road, sidewalk, golf cart path, jogging and bike trail, parking lot, driveway, trailer court and tennis court paving.

•	Mini-loaders – Gehl offers an articulated unit, powered by a 20 horsepower engine. It is one of the few mini-loaders offered in the industry where the operator is seated on the unit. Offered with a wide variety of attachments, the principal applications for this product are landscaping, nursery and material handling.

        Through its wholly-owned subsidiary, Compact Equipment Attachments Inc., the Company distributes a wide variety of attachments primarily for use with skid loaders and compact excavators. These attachments include dirt, snow and cement buckets, pallet forks and hydraulically-operated devices such as cold planers, backhoes, brooms, trenchers, snow blowers, industrial grapples, tree diggers, concrete breakers, augers and many others.

Marketing and Distribution

        The Company markets its compact equipment in North America through approximately 650 independent dealers and internationally through approximately 115 distributors. The Company markets its attachments through its dealer network as well as through non-Gehl or Mustang dealers, catalogs and its Compact Equipment Attachments Inc. website. The top ten dealers and distributors of compact equipment accounted for approximately 26% of the Company’s consolidated net sales for the year ended December 31, 2006; however, no single dealer or distributor accounted for 10% or more of the Company’s consolidated net sales for that period. Sales of the skid loader product line accounted for approximately 36%, 36% and 37% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively. Sales of the telescopic handler product line accounted for approximately 33%, 26% and 20% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively.

        The Company believes that maintenance and expansion of its dealer network is important to its ongoing success in the compact equipment market. Various forms of support are provided for its equipment dealers, including sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, and regional field service representatives who assist in training and provide routine dealer service support functions, including warranty and service assistance. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

Industry and Competition

        The Company operates principally in the global compact equipment industry. Its equipment is primarily used for earth moving, material handling and paving applications, particularly in projects where space, mobility and manpower are at a premium. Sales in this market are driven by activity in the residential, commercial and industrial construction, recycling and paving industries. The market for compact equipment is particularly dependent on the level of light construction and repair projects such as residential and light commercial building, landscaping and recycling. Job mechanization continues to drive demand in the compact market as construction providers look to replace costly manual labor with compact, affordable, multi-purpose machines.

        The Company primarily focuses on seven compact equipment product categories: skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders, asphalt pavers and mini-loaders. It also provides an assortment of related attachments, including pallet forks, augers and backhoes, primarily for skid loaders. The Company competes with numerous companies in each of its served markets, primarily based on price, quality, service and distribution. Its compact equipment product lines face competition in all of the Company’s markets. In general, each line competes with a small group of seven to twelve different companies, some of which are larger than the Company.

        The primary markets for the Company’s compact equipment outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid loader market in most of these markets.

Backlog

        The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2006 was $54.4 million versus $186.3 million at December 31, 2005. Virtually all orders in the backlog at December 31, 2006 are expected to be shipped in 2007. The decrease in the backlog is primarily due to a change in the order writing program from 2005 when the program ended in December versus 2006 when the program was extended into January of 2007. In addition, the available industry manufacturing capacity and available inventory in the market at December 31, 2006 resulted in fewer orders due to a decrease in lead times.

Floor Plan and Retail Financing

Floor Plan Financing

        The Company, as is typical in its industries, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company’s floor plan financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as accounts receivable.

        The Company provides interest-free floor plan financing to its dealers for equipment for varying periods of time generally up to six months. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at approximately 3% above the prime rate or, on occasion, provides an interest-free extension of up to three months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 74% of the Company’s dealer accounts receivable, with all such floor planned receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing

        The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rental to the public. The Company also provides rental fleet financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance, the Company’s finance division. Retail financing is provided in Canada by a third party at rates subsidized by the Company.

        The Company maintains arrangements with third parties pursuant to which the Company sells retail and rental fleet finance contracts through an asset securitization program and limited recourse arrangements. The finance contracts require periodic installments of principal and interest over periods of up to 66 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 60 months. The Company continues to service the finance contracts it sells, including cash collections. For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable,” included in Part II, Item 7 of this Form 10-K and Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of this Form 10-K.

Employees

        As of December 31, 2006, the Company had 855 employees, of which 500 were hourly employees and 355 were salaried employees. Related to the discontinued operations at the West Bend, Wisconsin facility, two remaining employees are covered by a collective bargaining agreement with the United Steelworkers Union (formerly the United Paperworkers International Union and formerly P.A.C.E) which expired on December 15, 2006. None of the Company’s other employees are represented by unions. There have been no labor-related work stoppages at the Company’s facilities during the past thirty-three years.

Manufacturing and Sourcing

        The Company manufactures its products at two efficient and flexible manufacturing facilities located in South Dakota. In 2002, the Company successfully completed a plant rationalization that consolidated its manufacturing facilities from five locations into three and improved its operating margins significantly and in April 2006, the Company discontinued the manufacturing and distribution of agricultural implements at its facility in West Bend, Wisconsin. In 2006, the Company began a second expansion of its Yankton, South Dakota facility that will increase its manufacturing space by 28,100 square feet in addition to the expansion completed in 2005 that increased the facility’s size by 53,200 square feet. The Company has further enhanced its manufacturing capabilities through significant investments in painting systems, as well as laser cutting, robotic welding and other metal forming technologies. The Company believes its ongoing investment in operational efficiency enhances its competitive cost position and operating margins.

        The Company has established key strategic relationships with leading compact equipment manufacturers to market their products through the Company’s distribution network under the Gehl and Mustang brands. In July 2004, the Company announced a strategic alliance with the French company Manitou BF S.A. to manufacture and distribute select models of its market-leading compact telescopic handlers in the United States. In 1999, the Company entered into a distribution arrangement covering North and South America with Neuson Kramer Baumaschinen AG, an Austrian and German manufacturer of compact excavators and all-wheel-steer loaders. The Company also has a strategic alliance with Takeuchi Mfg. Co., Ltd. based in Japan to distribute compact track loaders in North and South America. In addition, most of the products in the Company’s wide assortment of attachments are sourced from other leading manufacturers. The Company has actively expanded its attachment offering in response to the growing demand for product versatility. The Company periodically assesses its sourcing relationships and believes these relationships allow the Company to capitalize on its partners’ expertise to provide a broad offering of top-quality compact equipment and attachments.

Research and Development

        The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company’s research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $2.8 million, $2.6 million and $2.5 million on research and development for the years ended December 31, 2006, 2005 and 2004, respectively.

Patents and Trademarks

        The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents, trademarks and service marks important in the operation of its business, including Gehl®, Gehl Finance®, Mustang®, ADVANTAGE™, Dynalift®, EDGE®, Hydraloc™, Powerview®, Power Protection Plan® and Select-A-Boom™, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Available Information

        The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Corporate Governance section of the Company’s Internet website at www.gehl.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov, at the SEC s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC s Public Reference Room at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request.

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

        We are exposed to fluctuations in market prices for commodities, such as steel and rubber, as well as component parts, including engines. In recent years, the prices of various raw materials and component parts have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as occurred in 2005 and 2006 with the cost and availability of steel and related products. In addition, our products are designed to work with particular components. As a result, our products, in certain cases, rely on a single source of supply for certain components. If we are unable to purchase the raw materials and components we require or are unable to pass on price increases to our customers, our future profitability may be adversely affected.

The construction and agricultural industries in which we operate are competitive, and competitors’ offerings of new products or services or lower prices could result in a decrease in our net sales and earnings.

        We compete with global full-line suppliers (including Caterpillar Inc., Deere & Company, Case Construction Equipment and Komatsu Ltd.) with a presence in every market and a broad range of products as well as with product line specialists (including Oshkosk Truck Corp. (JLG), Ingersoll-Rand Company (Bobcat) and Takeuchi Mfg. Co. Ltd.). Some of our competitors are larger than us and have greater financial, manufacturing, marketing and distribution resources. Competitive pricing, product initiatives and other actions taken by our competitors could cause us to lose customers or force us to decrease our sales prices, resulting in lower net sales and earnings.

We source some of our products from third parties and any interruption in the supply of these products could adversely affect our net sales and profitability.

        We source compact excavators, all-wheel-steer loaders and compact track loaders from third-party foreign suppliers. Any interruption in the supply of these products or any material increase in prices could adversely affect our net sales and profitability. We are exposed to foreign currency risk with respect to the prices of these products. Any material change in the value of the United States dollar versus other currencies could adversely impact our net sales and profitability.

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

        During March 2006, we decided to discontinue the manufacturing and distribution of our agricultural implement products. As a result, we have recorded a $5.9 million after-tax non-cash impairment charge related to agricultural implement field and factory inventory and certain property, plant and equipment and a $1.9 million after-tax cash charge related to severance and other termination costs. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.” If we incur additional unanticipated expenses associated with the discontinuation of our implement product line, then our net income could be adversely affected in future periods.

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

Item 2. Properties

        The following table sets forth certain information as of December 31, 2006, related to the Company’s manufacturing facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Capital Expenditures,” included in Part II, Item 7 of this Form 10-K.

	Approximate Floor Area in Square Feet	Owned or Leased	Principal Uses
West Bend, WI	551,000	Owned	Corporate offices, engineering,
			research and development,
			distribution of products
			manufactured by third parties,
			and former manufacturing
			facility for agricultural
			implements
Madison, SD	260,000	Owned	Manufacture of skid loaders and
			distribution of track loaders
			and attachments
Yankton, SD	183,000	Owned	Manufacture of telescopic
			handlers and asphalt pavers

        The Company also has a 32 month renewable service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois, as well as a 60 month operating lease for a warehouse and distribution facility in Madison, South Dakota. In addition, the Company has operating leases for sales offices in Minnesota and Wisconsin and for a sales and distribution facility in Germany.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

        Set forth below is certain information concerning the executive officers of the Company as of February 1, 2007:

Name, Age and Position	Business Experience
William D. Gehl, 60,	Mr. Gehl has served as Chairman of the Board of Directors of the
Chairman of the Board of Directors and	Company since April, 1996 and as Chief Executive Officer of the Company
Chief Executive Officer	since November, 1992. Mr. Gehl served as President of the Company from
November, 1992 to April, 2003 and has served as a director of the
Company since 1987.
Malcolm F. Moore, 56,	Mr. Moore joined the Company as Executive Vice President and Chief
President and Chief Operating Officer	Operating Officer in August, 1999. Mr. Moore was elected President and
Chief Operating Officer in April, 2003.
Thomas M. Rettler, 46,	Mr. Rettler joined the Company as Vice President and Chief Financial
Vice President and Chief Financial Officer	Officer in August, 2004. Prior to joining the Company, Mr. Rettler served as Vice President, Finance and Chief Financial Officer for WICOR
Industries, Inc. (WICOR), a manufacturing subsidiary of Wisconsin
Energy Corporation, from 2003 to July 2004. Mr. Rettler was also Vice
President, Finance for Sta-Rite Industries Inc., a subsidiary of WICOR, from 1999 to July 2004.
Daniel M. Keyes, 38,	Mr. Keyes joined the Company as Vice President Sales and Marketing in
Vice President Sales and Marketing	December 2000. From 1996 until joining the Company, Mr. Keyes held a variety of senior marketing management positions, most recently,
Director, Strategic Accounts, with CNH Global NV (a manufacturer of agricultural and construction equipment).
Daniel L. Miller, 48,	Mr. Miller joined the Company as Director of Manufacturing Operations
Vice President Manufacturing Operations	in October, 2001. Mr. Miller was appointed Vice President,
Manufacturing Operations in December, 2005. Prior to joining the
Company, Mr. Miller held a variety of management positions in manufacturing and distribution, most recently General Manager of
Distribution and Logistics and Operations Manager of multiple facilities for Woods Equipment Company, a manufacturer of
agricultural, turf, and construction equipment.
James J. Monnat, 51,	Mr. Monnat joined the Company as Treasurer and Director of Tax in
Treasurer	January, 2005, and was appointed to the executive officer position of
Treasurer in July, 2005. Prior to joining the Company, Mr. Monnat served as Chief Financial Officer and Treasurer of WE Power, LLC, a
Wisconsin Energy Corporation subsidiary, from December, 2001 to
September, 2004. Mr. Monnat was an independent financial consultant during 2001. Mr. Monnat was Treasurer of WICOR, Inc., a
Milwaukee-based utility holding company, from 1998 to 2000.

Name, Age and Position	Business Experience
Michael J. Mulcahy, 60,	Mr. Mulcahy has served as General Counsel of the Company since 1974 and
Vice President, Secretary and General	became Secretary in 1977 and a Vice President in 1986.
Counsel
Kenneth H. Feucht, 58,	Mr. Feucht has served as Vice President of Human Resources since May,
Vice President of Human Resources	2002. Mr. Feucht was Director of Human Resources from 1999 to 2002 and
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

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during 2006. As of December 31, 2006, the Company had authority to repurchase 227,850 shares under the plan.

        The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “GEHL.” A summary of the high and low prices of Gehl’s common stock by quarter, as reported by the Nasdaq Global Select Market, follows.

Price Range
	2006	2005
First Quarter	$ 25.90-35.05	$ 14.03-20.55
Second Quarter	22.16-40.73	14.83-29.27
Third Quarter	22.43-29.77	25.73-34.53
Fourth Quarter	25.81-30.75	20.58-28.55

Year	$ 22.16-40.73	$ 14.03-34.53

        The Company did not declare or pay any cash dividends in 2006 or 2005 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As of February 20, 2007, shareholders of record numbered 410.

Performance Information

        The following graph compares the cumulative total return (change in stock price plus reinvested dividends) of the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Small Cap Construction and Farm Machinery Index. The graph assumes $100 was invested on December 31, 2001 in each of the three alternatives, and that all dividends were reinvested.

Comparison of Five Year Cumulative Market Performance
Among S&P 500 Index, S&P Small Cap Construction and Farm Machinery Index, and the Company
(Assumes $100 invested December 31, 2001 with dividends reinvested)

	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
S&P Composite 500	$100.00	$76.63	$98.36	$108.92	$112.20	$129.72

S&P Small Cap Construction
and Farm Machinery Index	$100.00	$106.28	$179.02	$239.81	$304.58	$410.52

Gehl	$100.00	$58.52	$94.98	$156.82	$264.38	$277.27

Item 6. Selected Financial Data

Five Year Financial Summary
Dollars in Thousands, Except Per Share Data	2006	2005	2004	2003	2002
Summary of Operations
Net sales	$486,217	$446,959	$325,237	$211,828	$196,622
Gross profit	104,404	92,256	69,960	48,648	43,887
Income from operations	46,134	38,835	21,739	5,910	5,114
Income from continuing operations before income	42,868	33,356	21,016	4,378	1,562
taxes
Income from continuing operations	28,078	22,138	14,077	3,296	1,014
(Loss) income from discontinued operations, net	(8,571)	(338)	(690)	(666)	29
of tax
Net income	19,507	21,800	13,387	2,630	1,043

Financial Position at December 31
Current assets	$291,033	$286,902	$258,264	$148,194	$160,875
Current liabilities	89,504	74,296	89,159	58,603	51,992
Working capital	201,529	212,606	169,105	89,591	108,883
Accounts receivable - net	187,582	158,695	102,907	69,082	73,169
Finance contracts receivable - net	8,371	34,524	76,524	4,528	7,035
Inventories	48,649	39,121	32,017	23,294	26,424
Assets of discontinued operations - net	3,783	28,045	33,771	37,952	41,062
Property, plant and equipment - net	32,415	29,923	27,815	29,059	40,440
Total assets	365,110	348,172	308,200	194,068	219,594
Long-term debt	25,183	52,069	69,467	26,538	56,135
Total debt	50,454	54,946	89,843	26,724	57,914
Shareholders’ equity	230,781	208,493	136,461	98,000	96,138

Common Share Summary
Diluted income per share from continuing operations	$2.26	$2.00	$1.54	$0.41	$0.12
Basic income per share from continuing operations	2.33	2.09	1.59	0.41	0.13
Dividends per share	--	--	--	--	--
Book value per share at year-end	18.92	17.36	13.74	12.25	11.93
Shares outstanding at year-end	12,197,037	12,006,527	9,931,823	8,000,159	8,060,475
Other Financial Statistics
Capital expenditures	$6,447	$7,575	$3,669	$3,034	$6,790
Current ratio	3.3 to 1	3.9 to 1	2.9 to 1	2.5 to 1	3.1 to 1
Percent total debt to total capitalization	17.9%	20.9%	39.7%	21.4%	37.6%
Income from continuing operations as a percent of	5.8%	5.0%	4.3%	1.6%	0.5%
net sales
After-tax continuing operations return on average	12.8%	12.8%	12.0%	3.4%	1.0%
shareholders’ equity
Employees at year-end	855	982	908	796	716
Common stock price range	22.16 - 40.73	14.03 - 34.53	9.01 - 18.60	5.01 - 10.89	5.47 - 10.97

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company’s net sales in 2006 of $486.2 million were $39.3 million, or 9% above the 2005 net sales of $447.0 million.

        Income from operations in 2006 was $46.1 million, or 9.5% of net sales compared with 2005 income from operations of $38.8 million or 8.7% of net sales.

        Income from continuing operations in 2006 was $28.1 million, or $2.26 per diluted share, compared with $22.1 million, or $2.00 per diluted share in 2005.

        The Company’s total assets increased to $365.1 million at December 31, 2006 from $348.2 million at December 31, 2005, primarily due to increased receivables and inventories as a result of the 9% increase in net sales. Total outstanding debt decreased to $50.5 million at December 31, 2006 from $54.9 million at December 31, 2005, primarily due to the application of proceeds received from the increased utilization of the Company’s securitization facility for finance contract receivables.

Discontinued Operations

        In March 2006, the Company decided to discontinue the manufacturing and distribution of its agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount totaled 140 employees, which included both manufacturing and administrative positions related to the agricultural implement product line. As a result of this action, the Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as discontinued operations.

        The discontinuation of the agricultural implement product line resulted in an after-tax charge to the Company’s earnings for the year ended December 31, 2006 of $7.8 million, or $0.63 per diluted share. The after-tax charge reflects a reduction from the second quarter 2006 estimate of $9.0 million, or $0.73 per diluted share, due to higher than expected proceeds from the sale of machinery and equipment associated with the discontinued operations. The after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million.

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements product line were as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Net sales	$10,489	$31,255	$36,361
Pretax loss from discontinued operations	(1,190)	(525)	(1,031)
Pretax loss on disposal of discontinued operations	(11,996)	--	--
Income tax benefit	4,615	187	341

Loss from discontinued operations	$(8,571)	$(338)	$(690)

The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Consolidated Balance Sheets and were as follows (in thousands):

December 31,	2006	2005
Accounts receivable, net	$1,331	$17,237
Inventories	587	4,459
Property, plant, and equipment, net	1,865	6,349

Assets of discontinued operations, net	$3,783	$28,045

Business Segments

        SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements.  Historically the Company had two operating and reportable segments, construction equipment and agricultural equipment.  The products in the historical agricultural equipment segment included material handling equipment (skid loaders, telescopic handlers, compact excavators, compact track loaders and all-wheel-loaders) and agricultural implement products for haymaking, forage harvesting, feedmaking and manure handling.  In the first quarter of 2006, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of the manufacturing and distribution of its agricultural implement product line and determined that it now has only one operating and reportable segment. Sales of material handling equipment that were previously included in the agricultural equipment segment and sales that were previously included in the construction equipment segment are now combined for both internal and external reporting purposes.

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

Results of Operations

2006 vs. 2005

Net Sales

        Net sales for 2006 were $486.2 million compared to $447.0 million in 2005, an increase of $39.3 million, or 9%. Net sales, in general, were favorably impacted by market share gains and the solid fundamentals of the Company’s global markets during 2006. International demand for the Company’s skid loaders was strong as total shipments of skid loaders increased 5% from 2005, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe. Telescopic handler shipments in 2006 increased 34% from 2005 as demand from larger rental customers remained strong through most of 2006. These increases were partially offset by decreased demand for compact track loaders and compact excavators during 2006 that resulted in sales decreases from 2005 of 1% and 9%, respectively. The Company’s attachment subsidiary, CE Attachments, Inc. increased sales 7% from 2005. In addition to the increased shipments noted above, approximately 2.4 percentage points of the net sales increase was due to price increases during 2005 and 2006.

        Of the Company’s total net sales reported for 2006, $100.2 million, or 21% were made to customers residing outside of the United States compared with $72.9 million, or 16% in 2005. The increase in export sales was primarily due to increased sales in Europe.

Gross Profit

        Gross profit was $104.4 million in 2006 compared to $92.3 million in 2005, an increase of $12.1 million, or 13%. Gross profit as a percentage of net sales (“gross margin”) was 21.5% for 2006 compared to 20.6% for 2005. Gross margin in 2006 was favorably impacted by approximately 1.7 percentage points due to 2005 and 2006 price increases and approximately 1.1 percentage points due to improved plant efficiencies and reduced overhead spending. These favorable impacts were partially offset by the impact of changes in product mix (approximately 1.3 percentage points) and increases in the cost of steel and component parts (approximately 0.6 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $58.3 million, or 12% of net sales, for 2006 compared to $53.4 million, or 12% of net sales, for 2005. The increase in spending is primarily the result of items that vary with sales levels, as well as compensation expense of $1.1 million, or 0.2% of net sales, related to the expensing in 2006 of stock-based awards pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 123R. Selling, general and administrative expenses in 2006 also included a fourth quarter charge of $1.1 million for an accounts receivable reserve related to a customer account currently in collection. Selling, general and administrative expenses as a percentage of net sales remained flat in 2006 despite the fourth quarter accounts receivable charge and the expense recorded under FASB Statement No. 123R as the growth in net sales more than exceeded expense increases.

Income from Operations

        Income from operations for 2006 was $46.1 million, or 9.5% of net sales, compared to income from operations of $38.8 million, or 8.7% of net sales, for 2005, an increase of $7.3 million, or 19%. The increase in income from operations is primarily due to the 9% increase in net sales from 2005 and the increase in gross margin to 21.5% from 20.6% in 2005. The favorable impact of these increases was partially offset by an increase in selling, general, and administrative expenses including a $1.1 million accounts receivable reserve and $1.1 million of expense related to stock based awards pursuant to FASB Statement No. 123R.

Interest Expense

        Interest expense was $3.6 million for 2006 compared to $5.5 million for 2005, a decrease of $1.8 million, or 33%. The decrease in interest expense was due to a decrease in the average outstanding debt during 2006 compared to 2005. See “Liquidity and Capital Resources” below for a discussion of changes in outstanding debt.

Interest Income

        Interest income was $4.3 million for both 2006 and 2005. The increase in accounts receivable and interest rates throughout 2006 was offset by a decreased average balance of finance contracts receivable compared to 2005. See “Liquidity and Capital Resources” below for a discussion of the changes in the balance of finance contracts receivable and accounts receivable.

Other Expense, net

        The Company recorded net other expense of $3.9 million and $4.3 million in 2006 and 2005, respectively. The decrease in net other expense was primarily due to a $0.8 million decrease in costs incurred with the implementation of the asset securitization programs that occurred during 2006 and 2005 as well as, $0.8 million of foreign currency gains recorded during 2006 compared to a minimal loss recorded in 2005. These impacts were partially offset by a $1.4 million increase in the cost of selling finance contracts, which in 2005 included a $0.4 million realized gain on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts (see notes 5 and 13 in “Notes to Consolidated Financial Statements”). The Company sold $234.7 million of contracts during 2006 compared to $220.8 million during 2005.

Income from Continuing Operations

        Income from continuing operations in 2006 was $28.1 million, or 5.8% of net sales, compared to income from continuing operations of $22.1 million, or 5.0% of net sales, in 2005, an increase of $5.9 million, or 27%. The 2006 income from continuing operations includes the previously discussed accounts receivable pre-tax charge of $1.1 million. Diluted income per share from continuing operations were $2.26 in 2006 compared to $2.00 in 2005.

Loss from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax, of $774,000 in 2006 compared to a loss from discontinued operations, net of tax, of $338,000 in 2005.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a $7.8 million loss on the disposal of discontinued operations, net of tax, in 2006. See “Discontinued Operations” above for additional discussion.

Net Income

        Net income was $19.5 million in 2006, or 4% of net sales, compared to net income of $21.8 million in 2005, or 5% of net sales, a decrease of $2.3 million, or 11%. The 2006 net income included the $7.8 million loss on disposal of discontinued operations noted above. Diluted net income per share was $1.57 in 2006 compared to $1.97 in 2005. The 2006 net income includes the previously discussed accounts receivable reserve charge after-tax of $0.7 million, or $.06 per diluted share, and the $7.8 million, or $0.63 per diluted share, loss on disposal of discontinued operations.

2005 vs. 2004

Net Sales

        Net sales for 2005 were $447.0 million compared to $325.2 million in 2004, an increase of $121.7 million, or 37%. Net sales were favorably impacted by the continued strength of the North American construction markets and market share gains in Europe during the year. Demand for the Company’s skid loaders was strong as shipments increased 22% from 2004, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe. Telescopic handler shipments in 2005 increased 67% from 2004 as demand from larger rental customers remained robust in 2005. Demand for compact track loaders and compact excavators resulted in sales increases from 2004 of 61% and 60%, respectively. The Company’s attachment subsidiary, CE Attachments, Inc. increased sales 24% from 2004. In addition to the increased shipments noted above, approximately 6 percentage points of the net sales increase was due to price increases during 2005 and 2004.

        Of the Company’s total net sales reported for 2005, $72.9 million, or 16%, were made to customers residing outside of the United States compared with $57.0 million, or 18%, in 2004. The increase in export sales was primarily due to increased sales in Europe as discussed above.

Gross Profit

        Gross profit was $92.3 million in 2005 compared to $70.0 million in 2004, an increase of $22.3 million, or 32%. Gross profit as a percentage of net sales (“gross margin”) was 20.6% for 2005 compared to 21.5% for 2004. The unfavorable impact of product cost increases (primarily increases in the cost of the material content of the product) on gross profit was largely offset by multiple price increases implemented by the Company; however, 2005 gross margin was adversely impacted by 1.1 percentage points because price increases had not exceeded cost increases to a level that would result in no change in gross margin. This adverse impact was partially offset by a favorable shift in the mix of product shipped during 2005 compared to 2004.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $53.4 million, or 12.0% of net sales, for 2005 compared to $48.2 million, or 14.8% of net sales, for 2004. The increase in spending is primarily the result of items that vary with sales levels. Selling, general and administrative expenses as a percentage of net sales improved as the growth in net sales exceeded expense increases.

Income from Operations

        Income from operations for 2005 was $38.8 million, or 8.7% of net sales, compared to income from operations of $21.7 million, or 6.7% of net sales, for 2004, an increase of $17.1 million, or 79%.

Interest Expense

        Interest expense was $5.5 million for 2005 compared to $2.8 million for 2004, an increase of $2.6 million. The increase in interest expense was due to an increase in the average outstanding debt during 2005 and an increase in borrowing rates from 2004 to 2005.

Interest Income

        Interest income was $4.3 million for 2005 compared to $2.3 million for 2004, an increase of $2.0 million. The increase in interest income is primarily due to the interest earned on the increased average balance of finance contracts receivable as well as accounts receivable.

Other Expense, net

        The Company recorded net other expense of $4.3 million and $0.2 million in 2005 and 2004, respectively. The increase in net other expense was primarily due to $1.5 million in costs incurred with the implementation of the asset securitization program during 2005 and a $2.5 million increase in the cost of selling finance contracts, which included a $0.4 million realized gain on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts (see notes 5 and 13 in “Notes to Consolidated Financial Statements”). The increase in the loss on sales of finance contracts was primarily due to the sale of $220.8 million of contracts during 2005 compared to $65.7 million during 2004. Throughout the second half of 2004, the Company was holding finance contracts for a sale under an asset securitization program that was finalized in February 2005.

Income from Continuing Operations

        Income from continuing operations in 2005 was $22.1 million, or 5.0% of net sales, compared to income from continuing operations of $14.1 million, or 4.3% of net sales, in 2004, an increase of $8.1 million, or 57%. Diluted income per share from continuing operations were $2.00 in 2005 compared to $1.54 in 2004.

Provision for Income Taxes

        The Company’s effective income tax rate was 33.6% in 2005 and 33.0% in 2004. The increase in the effective tax rate was primarily due to an increase in the company’s federal tax rate from 34% in 2004 to 35% in 2005.

Loss from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax, of $338,000 in 2005 compared to a loss from discontinued operations, net of tax, of $690,000 in 2004.

Net Income

        Net income was $21.8 million in 2005, or 4.9% of net sales, compared to net income of $13.4 million in 2004, or 4.1% of net sales, an increase of $8.4 million, or 63%. Diluted net income per share was $1.97 in 2005 compared to $1.47 in 2004.

Liquidity and Capital Resources

Working Capital

        The Company’s working capital decreased to $201.5 million at December 31, 2006 from $212.6 million twelve months earlier. The decrease was primarily the result of a decrease in finance contracts receivable and assets of discontinued operations and an increase in short-term borrowings, offset, in part, by an increase in accounts receivable and inventories.

Accounts Receivable and Inventories

        The Company’s accounts receivable increased $28.9 million to $187.6 million at December 31, 2006. The increase in accounts receivable was due to the 9% increase in net sales during 2006, which was primarily driven by strong demand for skid loaders and telescopic handlers. The Company’s inventories increased $9.5 million to $48.6 million at December 31, 2006. The increase in inventories was primarily due to the timing of receipts and distribution of products manufactured by third parties which are distributed by the Company.

Finance Contracts Receivable

        Finance contracts receivable decreased $26.2 million to $8.4 million at December 31, 2006. The Company had been holding ineligible finance contracts for a sale under a new asset securitization program from the fourth quarter of 2005 through February 2006. Upon finalizing the asset securitization program in March 2006, the Company began selling the previously ineligible contracts, as well as contracts originated after the inception of the program, through the asset securitization program, which resulted in a decrease in the balance of finance contracts receivable from December 31, 2005. See “Off Balance Sheet Arrangements — Sales of Finance Contracts Receivable” for additional discussion.

Short-term Borrowings

        The Company used a portion of the proceeds from a new revolving credit facility which was put in place in October 2006, to repay, in full, the short-term borrowings that were outstanding at December 31, 2005.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company has the ability to sell up to $25 million in commercial paper under this arrangement. The Company’s commercial paper program is backed up by the credit commitment under the Company’s revolving credit facility. At December 31, 2006, the Company had $25.0 million of short term commercial paper outstanding.

Capital Expenditures

($ thousands)	2006	2005	2004
Capital Expenditures	$6,447	$7,575	$3,669
Depreciation	$4,529	$4,921	$4,633

        The Company expended $6.4 million for property, plant and equipment in 2006, the majority of which was incurred to expand the Yankton manufacturing facility and upgrade machinery and equipment. The Company plans to make up to $12.1 million in capital expenditures in 2007, primarily to complete the Yankton manufacturing facility expansion, enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment. With the new expansion, the Company believes its Madison and Yankton, South Dakota facilities will be sufficient to provide adequate capacity for its present manufacturing activities for the foreseeable future.

Debt and Equity

December 31,	2006	2005	2004
($ millions)
Total Debt	$50.5	$54.9	$89.8
Shareholders’ Equity	$230.8	$208.5	$136.5
% Total Debt to
Total Capitalization	17.9%	20.9%	39.7%

        At December 31, 2006, shareholders’ equity had increased $22.3 million to $230.8 million from $208.5 million a year earlier. This increase primarily reflects the impact of the 2006 net income of $19.5 million, $1.6 million related to the exercise of stock options, $1.6 million related to share based compensation and $1.1 million related to currency translation, offset in part by an adjustment of $3.7 million for FASB No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” discussed further in “Accounting Pronouncements.”

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during 2006 or 2005. As of December 31, 2006, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury shares acquired by the Company have been cancelled and returned to the status of authorized but unissued shares.

Borrowing Arrangements

        As of December 31, 2006, the Company maintains a $125 million unsecured revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.375% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of December 31, 2006, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.97%. The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of December 31, 2006.

        Borrowings under the Facility and the previous secured debt facility were $24.7 million at December 31, 2006 versus $51.5 million a year earlier. Available unused borrowings under the Facility and the previous secured debt facility were $75.1 million at December 31, 2006 versus $73.5 million a year earlier. Available borrowings at December 31, 2006 were reduced by $25.0 million of outstanding commercial paper as discussed in “Short-term Borrowings” above.

        In May 2006, the Company entered into a $10 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.15% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expires on April 30, 2007. There were no borrowings outstanding under this facility at December 31, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at December 31, 2006 and €1.5 million were outstanding at a weighted average interest rate of 3.92% at December 31, 2005.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2007 will continue to be funded by operations and the Company’s borrowing arrangements.

Contractual Obligations

        A summary of the Company’s significant contractual obligations as of December 31, 2006 are as follows (in thousands):

	Total	2007	2008 - 2009	2010 - 2011	After 2011
Contractual Obligations:
Debt Obligations	$50,454	$25,271	$418	$24,765	$--
Operating Leases	8,123	1,788	2,857	2,361	1,117

Total Contractual Obligations	$58,577	$27,059	$3,275	$27,126	$1,117

        Debt obligations do not include interest payments on the outstanding debt balance.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006. At December 31 2006, the Company had available unused capacity of $104.3 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of finance contracts receivable. Prior to 2005, the Company sold certain finance contracts receivable to various financial institutions on a full recourse basis. The Company continues to service substantially all contracts, whether or not sold. At December 31, 2006, the Company serviced $354.8 million of sold finance contracts receivable of which $235.7 million, $86.2 million and $33.0 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts receivable through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Accounting Pronouncements

        In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) was issued, which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently evaluating the impact, if any, that FIN 48 will have on the Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company adopted SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. The impact of the adoption was a decrease in total assets of $0.4 million, an increase in total liabilities of $5.3 million and a decrease in shareholders’ equity, net of tax, of $3.7 million.

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

Allowance for Doubtful Accounts

        The Company’s accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against the accounts receivable balance to reduce the amount due to the net amount reasonably expected to be collected. Additionally, a general percentage of outstanding receivables is reserved, based on the Company’s past experience of collectibility. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), estimates of the recoverability of amounts due could be reduced by a material amount.

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

2007 Outlook

        Demand for the Company’s products in its North American markets slowed mid-way through the fourth quarter of 2006. Backlog at February 23, 2007, of $125 million decreased 42% from the same time a year earlier, but is up $71 million, or 131% from the December 31, 2006 backlog level. In addition to softening market condtions, the Company believes additional industry manufacturing capacity and available inventory in the market has resulted in customers delaying orders due to a decrease in lead times.

        North American markets are currently forecasted to be down through the first half of 2007 with some recovery anticipated over the second half of the year. Industry forecasts for the first quarter alone project a reduction in demand of anywhere from 5% to 30% depending on the product category.

        Based on 2007 market forecasts, current company backlog position, new product acceptance rate and targeted market share gains, the Company expects 2007 net sales to be in the range of $465 million to $495 million. Despite improving gross margin, full year operating margin is expected to decline slightly due to incremental operating expense investments in product research and development and information technology projects totaling approximately $4.3 million. The Company expects earnings per share from continuing operations of $2.00 to $2.30 in 2007.

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

Interest Rate Risk

        The Company’s exposure to interest rates relates primarily to outstanding floating variable rate borrowings that price off short-term market interest rates and the Company’s retained interest in securitized finance contracts receivable.

        The Company’s Facility is primarily LIBOR-based and is subject to interest rate changes. In order to manage interest rate exposures that result from floating rate debt, the Company entered into, in the fourth quarter of 2005, a interest rate swap agreement with a major financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 5.322% at December 31, 2006.

        The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap is recorded on the Consolidated Balance Sheet, with changes in fair value included in other comprehensive income (loss). Swap gains or losses included in other comprehensive income (loss) are reclassified into earnings at the time the related interest expense is recognized or settlement of the obligation occurs.

        A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pre-tax interest expense of approximately $285,000 based on borrowings outstanding at December 31, 2006.

Commodity Risk

        The Company is exposed to fluctuations in market prices for commodities, especially steel. The Company has established arrangements to manage the negotiations of commodity prices and, where possible, to limit near-term exposure to fluctuations in certain raw material prices.

Currency Risk

        The Company has limited exposure to foreign currency exchange fluctuations. Certain sales are made in Canadian dollars; however, to minimize this exposure, the Company borrows in Canadian dollars under the Facility. The Company purchases certain inventory components and finished goods from suppliers in Europe and Japan. To the extent the U.S. dollar strengthens or weakens against the Euro or the Yen, the Company’s purchase price could be affected under risk sharing mechanisms in certain supply agreements. From time to time the Company has entered into contracts to hedge a portion of its currency risk associated with supply agreements which do not contain currency risk sharing mechanisms. The Company was not a party to any currency hedging contracts at December 31, 2006.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Financial Statements:
Management’s Annual Report on Internal Control Over Financial Reporting	30
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2006 and 2005	33
Consolidated Statements of Income for the three years ended December 31, 2006	34
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2006	35
Consolidated Statements of Cash Flows for the three years ended December 31, 2006	36
Notes to Consolidated Financial Statements	37
Page
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2006	62

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

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

        The Company’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ William D. Gehl
William D. Gehl
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gehl Company:

        We have completed integrated audits of Gehl Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gehl Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for employee pension benefits and share based compensation in 2006.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 2, 2007

Gehl Company and Subsidiaries
Consolidated Balance Sheets

In Thousands, Except Share Data - December 31,	2006	2005
Assets
Cash	$6,892	$4,842
Accounts receivable - net	187,582	158,695
Finance contracts receivable - net	8,371	34,524
Inventories	48,649	39,121
Assets of discontinued operations - net	3,783	28,045
Retained interest in sold finance contracts receivable	20,318	9,748
Deferred income tax assets	9,128	7,483
Prepaid expenses and other current assets	6,310	4,444

Total current assets	291,033	286,902

Property, plant and equipment - net	32,415	29,923
Goodwill	11,748	11,748
Other assets	29,914	19,599

Total assets	$365,110	$348,172

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$271	$251
Short-term debt obligations	25,000	2,626
Accounts payable	39,708	41,212
Liabilities of discontinued operations	387	3,438
Accrued and other current liabilities	24,138	26,769

Total current liabilities	89,504	74,296

Long-term debt obligations	25,183	52,069
Deferred income tax liabilities	--	983
Pension and other postretirement benefits	17,687	10,644
Other long-term liabilities	1,955	1,687

Total long-term liabilities	44,825	65,383

Common stock, $.10 par value, 25,000,000 shares authorized, 12,197,037 and 12,006,527 shares outstanding at December 31, 2006 and 2005,
respectively	1,220	1,201
Preferred stock, $.10 par value, 2,000,000 shares authorized, 250,000
shares designated as Series A preferred stock, no shares issued	--	--
Capital in excess of par	85,006	80,426
Retained earnings	156,796	137,289
Accumulated other comprehensive loss	(12,241)	(10,423)

Total shareholders’ equity	230,781	208,493

Total liabilities and shareholders’ equity	$365,110	$348,172

Contingencies (Notes 5 and 16)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Income

In Thousands, Except Per Share Data - Year Ended December 31,	2006	2005	2004
Net sales	$486,217	$446,959	$325,237
Cost of goods sold	381,813	354,703	255,277

Gross profit	104,404	92,256	69,960
Selling, general and administrative expenses	58,270	53,421	48,221

Income from operations	46,134	38,835	21,739
Interest expense	(3,646)	(5,469)	(2,838)
Interest income	4,309	4,314	2,312
Other expense, net	(3,929)	(4,324)	(197)

Income from continuing operations before income taxes	42,868	33,356	21,016
Provision for income taxes	14,790	11,218	6,939

Income from continuing operations	$28,078	$22,138	$14,077
Loss from discontinued operations, net of $416, $187 and $341 of tax	(774)	(338)	(690)
benefits, respectively
Loss on disposal of discontinued operations, net of $4,199 of tax benefit	(7,797)	--	--

Net income	$19,507	$21,800	$13,387

Diluted net income (loss) per share:
Continuing operations	$2.26	$2.00	$1.54
Discontinued operations	(0.69)	(0.03)	(0.08)

Total diluted net income per share	$1.57	$1.97	$1.47

Basic net income (loss) per share:
Continuing operations	$2.33	$2.09	$1.59
Discontinued operations	(0.71)	(0.03)	(0.08)

Total basic net income per share	$1.62	$2.06	$1.51

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity

In Thousands	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Capital In Excess of Par
Balance at December 31, 2003	$98,000		$102,102	$(11,300)	$800	$6,398
Comprehensive income:
Net income	13,387	$13,387	13,387
Minimum pension liability adjustments,
net of $229 of taxes	426	426		426
Currency translation adjustment	734	734		734
Unrealized gains (losses), net of $15 of taxes	28	28		28

Comprehensive income		$14,575

Issuance of common stock	19,812				144	19,668
Exercise of stock options, including tax
benefit of $636, and other	4,074				49	4,025

Balance at December 31, 2004	$136,461		$115,489	$(10,112)	$993	$30,091
Comprehensive income:
Net income	21,800	$21,800	21,800
Minimum pension liability adjustments,	1,069	1,069		1,069
net of $562 of taxes
Currency translation adjustment	(1,355)	(1,355)		(1,355)
Unrealized gains (losses), net of $13 of taxes	(25)	(25)		(25)

Comprehensive income		$21,489

Issuance of common stock	46,064				174	45,890
Exercise of stock options, including tax
benefit of $1,110, and other	4,479				34	4,445

Balance at December 31, 2005	$208,493		$137,289	$(10,423)	$1,201	$80,426
Comprehensive income:
Net income	19,507	$19,507	19,507
Minimum pension liability adjustments,	597	597		597
net of $321 of taxes
Currency translation adjustment	1,070	1,070		1,070
Unrealized gains (losses), net of $27 of taxes	205	205		205

Comprehensive income		$21,379

Adoption of FASB Statement No. 158, net of	(3,690)			(3,690)
$1,987 of taxes
Stock based compensation	1,605				3	1,602
Exercise of stock options, including tax
benefit of $1,360, and other	2,994				16	2,978

Balance at December 31, 2006	$230,781		$156,796	$(12,241)	$1,220	$85,006

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Cash Flows

In Thousands - Year Ended December 31,	2006	2005	2004
Cash Flows from Operating Activities
Net income	$19,507	$21,800	$13,387
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Loss on discontinued operations (non-cash), net of taxes	5,916	--	--
Depreciation and amortization	4,553	4,945	4,664
Compensation expense for long-term incentive stock grants	1,605	232	--
Gain on sale of property, plant and equipment	(38)	(162)	(119)
Cost of sales of finance contracts	4,288	2,732	260
Deferred income taxes	(653)	(206)	(1,145)
Tax benefit related to exercise of stock options	246	1,110	636
Proceeds from sales of finance contracts	207,821	190,028	65,464
Increase in finance contracts receivable	(186,188)	(154,902)	(138,027)
Increase in retained interest in sold finance contracts	(19,257)	(17,871)	--
(Decrease) increase in cash due to changes in:
Accounts receivable - net	(19,425)	(54,446)	(30,500)
Inventories	(4,057)	(6,037)	(6,787)
Prepaid expenses and other current assets	(402)	(161)	(945)
Other assets	50	(1,371)	(4,231)
Accounts payable	(5,966)	4,426	9,898
Other liabilities	(62)	2,232	4,279

Net cash provided by (used for) operating activities	7,938	(7,651)	(83,166)

Cash Flows from Investing Activities
Property, plant and equipment additions	(6,447)	(7,575)	(3,669)
Proceeds from sale of property, plant and equipment	2,326	478	2,330
(Decrease) increase in other assets	(25)	20	(290)

Net cash (used for) provided by investing activities	(4,146)	(7,077)	(1,629)

Cash Flows from Financing Activities
(Repayments of) proceeds from revolving credit loans	(26,731)	(17,595)	42,705
Proceeds from short-term borrowings	25,000	29,708	20,151
Repayments of short-term borrowings	(2,626)	(47,233)	--
(Repayments of) proceeds from other borrowings - net	(135)	227	263
Proceeds from issuance of common stock	--	46,064	19,812
Proceeds from exercise of stock options including tax	2,750	3,137	3,438
benefit of $1,114, $0 and $0, respectively

Net cash (used for) provided by financing activities	(1,742)	14,308	86,369

Net increase (decrease) in cash	$2,050	$(420)	$1,574

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 — Significant Accounting Policies

        Consolidation: Gehl Company is engaged in the manufacture and distribution of compact equipment for the construction and agricultural markets. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated.

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

        Accounts Receivable: The Company provides financing for its North American dealers. The financing agreements provide for, in certain instances, interest-free periods which generally range from four to nine months.

        Finance Contracts Receivable: The Company offers term financing for its products to North American retail customers and to its North American dealers. Finance contracts require periodic installments of principal and interest over periods of up to 66 months.

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

        Foreign Currency Transactions: Foreign currency transaction gains and (losses) are included in the determination of income. Foreign currency gains (losses) were $899,000, $(104,000) and $228,000 in 2006, 2005 and 2004, respectively.

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

        Research and Development Costs: Costs for research activities relating to product development and improvement are charged against income as incurred. Such costs amounted to approximately $2.8 million, $2.6 million and $2.5 million in 2006, 2005 and 2004, respectively.

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

        Comprehensive Income: Comprehensive income is defined as the sum of net income and all other non-owner changes in equity (or accumulated other comprehensive loss). The components of accumulated other comprehensive loss were as follows (net of tax) (in thousands):

December 31,	2006	2005
Minimum pension liability adjustments	$--	$(11,247)
Unrecognized pension losses and prior service costs	(14,341)	--
Currency translation adjustments	1,996	925
Unrealized gains (losses)	104	(101)

Accumulated other comprehensive loss	$(12,241)	$(10,423)

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

        Prior to adopting SFAS No. 123R, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and restricted stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. All employee stock options were granted at the grant day market price resulting in no compensation cost for prior periods. All stock-based compensation expense prior to the adoption of SFAS No. 123R related to restricted stock grants. See Note 3, “Stock-Based Compensation,” for more information.

        Accounting Pronouncements: In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) was issued, which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently evaluating the impact, if any, that FIN 48 will have on the Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company adopted SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. The impact of the adoption was a decrease in total assets of $0.4 million, an increase in total liabilities of $5.3 million and a decrease in shareholders’ equity, net of tax, of $3.7 million.

Note 2 — Discontinued Operations

        In March 2006, the Company decided to discontinue the manufacturing and distribution of its agricultural implement products. The agricultural implement business included one manufacturing facility and related manufacturing machinery and equipment. The reduction in headcount totaled 140 employees, which included both manufacturing and administrative positions related to the agricultural implement product line. As a result of this action, the Consolidated Financial Statements and related notes have been restated to present the results of the agricultural implement business as discontinued operations.

        The discontinuation of the agricultural implement product line resulted in an after-tax charge to the Company’s earnings for the year ended December 31, 2006 of $7.8 million, or $0.63 per diluted share. The after-tax charge reflects a reduction from the second quarter estimate of $9.0 million, or $0.73 per diluted share, due to higher than expected proceeds from the sale of machinery and equipment associated with the discontinued operations. The after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million.

The following table summarizes the pre-tax charge associated with the discontinued operations (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total
Pre-tax charge	$2,051	$11,682	$13,733
Non-cash adjustments	(680)	(11,682)	(12,362)
Cash payments	--	--	--

Balance at March 31, 2006	1,371	--	1,371

Pre-tax charge	843	(2,580)	(1,737)
Non-cash adjustments	--	2,580	2,580
Cash payments	(1,827)	--	(1,827)

Balance at December 31, 2006	$387	$--	$387

        The Company has reflected the results of its agricultural implements product line as discontinued operations in the Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Net sales	$10,489	$31,255	$36,361
Pretax loss from discontinued operations	(1,190)	(525)	(1,031)
Pretax loss on disposal of discontinued operations	(11,996)	--	--
Income tax benefit	4,615	187	341

Loss from discontinued operations	$(8,571)	$(338)	$(690)

        The assets of the agricultural implements product line are reflected as net assets of discontinued operations in the Consolidated Balance Sheets and were as follows (in thousands):

December 31,	2006	2005
Accounts receivable, net	$1,331	$17,237
Inventories	587	4,459
Property, plant, and equipment, net	1,865	6,349

Assets of discontinued operations, net	$3,783	$28,045

Note 3 – Stock-Based Compensation

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

        Following is a summary of option activity in the equity incentive plans for 2006:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, December 31, 2005	801,831	$10.89

Granted	129,284	34.34
Exercised	(167,244)	9.78
Cancelled	(4,000)	34.04

Outstanding, December 31, 2006	759,871	$15.01

        In 2006, 2005 and 2004, the Company awarded stock options to certain key employees. Awards of stock options under the plans are subject to certain vesting requirements. There were 129,284, 24,000 and 167,475 stock options awarded in 2006, 2005 and 2004, respectively, with a weighted average fair market value of $13.80, $13.90 and $11.02 per share, respectively. The aggregate intrinsic value of the options exercised during year ended December 31, 2006 totaled $3.9 million.

        Options outstanding for the plans at December 31, 2006 were as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$5.00 - $9.99	346,012	5.07	$ 8.72	$ 6,507
$10.00 - $14.99	153,000	4.70	$11.50	$ 2,452
$15.00 - $19.99	135,575	8.02	$17.12	$ 1,411
$30.00 - $35.99	125,284	9.19	$34.35	$ --

        Options exercisable under the plans at December 31, 2006 were as follows:

Range of Exercise Prices	Exercisable Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$5.00 - $9.99	346,012	$ 8.72	$ 6,507
$10.00 - $14.99	139,135	$11.47	$ 2,235
$15.00 - $19.99	83,313	$16.90	$ 886

        In 2006, 2005 and 2004, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 26,257, 5,250 and 42,728 restricted shares awarded in 2006, 2005 and 2004, respectively, with an average fair market value of $34.04, $29.05 and $15.83 per share. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period. Compensation expense related to the awarding of restricted shares was $478,790, $232,000 and $15,000 for 2006, 2005 and 2004, respectively.

	Outstanding Shares Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding (unvested), December 31, 2005	47,977	$17.27

Granted	26,257	34.04
Vested	(750)	29.05
Forfeited	(3,000)	29.05

Outstanding (unvested), December 31, 2006	70,484	$23.03

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on a calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of the option grants during the years ended December 31, 2006, 2005, and 2004 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Expected option term (1)	4.5 years	7 years	7 years
Expected volatility factor (2)	40.24%	37.08%	37.60%
Risk-free interest rate (3)	4.70%	4.12%	4.60%
Expected annual dividend yield	0.00%	0.00%	0.00%

(1)	The option term for 2006 grants was determined using historical exercise data including all exercises occurring during the last ten year period. The option terms for 2005 and 2004 were determined using the simplified method for estimating option life under Staff Accounting Bulletin No. 107 “Share-Based Payment,” which expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules including the valuation of share-based payments.
(2)	The stock volatility for each grant is based on the historical volatility of the Company’s common stock over the most recent period equal to the expected option life of the grant.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the 4.5-year U.S. Treasury Strip Rate for 2006 and the 7-year U.S. Treasury Strip Rate for 2005 and 2004 in effect at the date of the grant.

        For the year ended December 31, 2006, the Company recognized pre-tax compensation expense of $1.1 million related to unvested stock options. The after tax impact totaled $0.7 million, or $0.06 per diluted share. As of December 31, 2006, there was $2.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

        The Company did not recognize compensation expense for employee share-based awards for the year ended December 31, 2005, as the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense under APB No. 25 relating to certain restricted stock grants as the grants have no exercise price.

        The Company had previously adopted the provisions of SFAS No. 123 as amended by SFAS No. 148 through disclosure only. The following table illustrates the effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share based employee awards (in thousands, except per share data).

Year Ended December 31,	2005	2004
Net income, as reported	$21,800	$13,387
Add: stock-based compensation expense included in
reported net income under APB No. 25, net of tax	154	--
Less: stock-based compensation expense determined based on fair
value method, net of tax	(700)	(572)

Pro forma net income	$21,254	$12,815

Diluted net income per share:
As reported	$1.97	$1.47
Pro forma	$1.92	$1.40
Basic net income per share:
As reported	$2.06	$1.51
Pro forma	$2.01	$1.45

Note 4 — Accounts Receivable

        Accounts receivable were comprised of the following (in thousands):

December 31,	2006	2005
Accounts receivable	$192,453	$163,463
Less allowances for:
doubtful accounts	(4,697)	(3,787)
returns and dealer discounts	(174)	(981)

	$187,582	$158,695

        The Company retains as collateral a security interest in the equipment associated with accounts receivable.

Note 5 — Finance Contracts Receivable

        Unsold finance contracts receivable were comprised of the following (in thousands):

December 31,	2006	2005
Finance contracts receivable	$15,397	$42,847
allowance for doubtful accounts	(3,077)	(4,606)

	12,320	38,241
Less: non-current portion	(3,949)	(3,717)

Current portion	$8,371	$34,524

        The unsold finance contracts receivable at December 31, 2006 have a weighted-average interest rate of approximately 5.8%. The Company retains as collateral a security interest in the equipment associated with unsold finance contracts receivable. The Company also maintains certain levels of dealer recourse deposits as additional security associated with finance contracts receivable. The dealer recourse deposits totaled $2.3 million and $2.5 million at December 31, 2006 and 2005, respectively.

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million, which are included in other expense in the accompanying Consolidated Statement of Income, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through the asset securitization facilities (in thousands):

	2006	2005
Value of contracts sold	$193,470	$133,597
Cash received on sales of contracts	167,651	114,627

Retained interest in contracts sold	37,128	17,871

Cost of sales of finance contracts	$3,277	$1,099

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At December 31, 2006, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.81% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.0% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.2 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.8 million. Retained interest of $20.3 million was included in retained interest in sold finance contracts receivable which is part of current assets and $16.8 million was included in other assets in the accompanying Consolidated Balance Sheet at December 31, 2006.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with finance contracts receivable sold and being serviced by the Company totaling $235.7 million at December 31, 2006. Of the $235.7 million in sold contracts receivable, $9.8 million were greater than 60 days past due at December 31, 2006. Credit losses on contracts sold through the program were $29,000 as of December 31, 2006.

        During 2005, the loss on sale of finance contracts receivable was partially offset by a $0.4 million realized gain on the termination of interest rate swap contracts that were put in place to hedge gains / losses on the sale of finance contracts receivable (see Note 13). The Company received $1.7 million, $0.7 million and $0 in service fee income during 2006, 2005 and 2004, respectively.

        In addition to the sale of finance contracts receivable through the asset Securitization Facility, the Company sold finance contracts through limited recourse arrangements during 2006 and 2005. Based on the terms of the sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. During 2004, the Company sold finance contracts through various full recourse arrangements. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements during 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Value of contracts sold	$41,181	$87,233	$65,724
Cash received on sales of contracts	40,170	85,175	65,464

Cost of sales of finance contracts	$1,011	$2,058	$260

        At December 31, 2006, the Company serviced $354.8 million of sold finance contracts receivable of which $235.7 million, $86.2 million and $33.0 million were sold through the asset Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

        The finance contracts require periodic installments of principal and interest over periods of up to 66 months, with interest rates based on market conditions. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 60 months.

        The sales of finance contracts receivable were accounted for as a sale in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Sales of finance contracts receivable are reflected as a reduction of finance contracts receivable in the accompanying Consolidated Balance Sheets and the proceeds received are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

Note 6 — Inventories

        The LIFO costing method was used for 72% and 70% of the Company’s inventories at December 31, 2006 and 2005, respectively. If all of the Company’s inventories had been valued on a current cost basis, which approximates FIFO value, estimated inventories by major classification would have been as follows (in thousands):

December 31,	2006	2005
Raw materials and supplies	$22,120	$20,298
Work-in-process	3,044	3,306
Finished machines and parts	53,137	42,806

Total current cost value	78,301	66,410
Adjustment to LIFO basis	(29,652)	(27,289)

	$48,649	$39,121

        During 2006, inventory quantities were reduced in two of the Company’s four LIFO pools.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2006 purchases, the effect of which decreased cost of goods sold by approximately $1.1 million and increased net income by approximately $0.7 million.

Note 7 — Property, Plant and Equipment – Net

        Property, plant and equipment consisted of the following (in thousands):

December 31,	2006	2005
Land	$427	$396
Buildings	25,727	21,954
Machinery and equipment	30,204	28,808
Autos and trucks	255	265
Office furniture and fixtures	17,146	17,318
Leasehold improvements	297	--

	74,056	68,741
Less: accumulated depreciation	(41,641)	(38,818)

Property, plant and equipment-net	$32,415	$29,923

        The Company recorded depreciation expense totaling $4.5 million, $4.9 million and $4.6 million for 2006, 2005 and 2004, respectively.

Note 8 — Debt Obligations

        A summary of the Company’s debt obligations, and related current maturities, is as follows (in thousands):

December 31,	2006	2005
Commercial paper	$25,000	$--
Line of credit facility	24,719	51,450
Other debt obligations	735	3,496

	50,454	54,946
Less: current portion	(25,271)	(2,877)

Long-term debt obligations	$25,183	$52,069

        As of December 31, 2006, the Company maintains a $125 million unsecured revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. The facility replaced and cancelled all lending commitments to the Company under a prior secured credit facility entered into by the Company with the same group of commercial bank lenders in June 2005. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in currencies other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.375% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of December 31, 2006, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.97%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of December 31, 2006.

        Borrowings under the Facility and the previous secured debt facility were $24.7 million at December 31, 2006 versus $51.5 million a year earlier. Available unused borrowings under the Facility and the previous secured debt facility were $75.1 million at December 31, 2006 versus $73.5 million a year earlier. Available borrowings at December 31, 2006 were reduced by $25.0 million of commercial paper discussed in “Short-term Borrowings” above.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company has the ability to sell up to $25 million in commercial paper under this arrangement. The Company’s commercial paper program is backed up by the credit commitment of the Company’s revolving credit facility. At December 31, 2006, the Company had $25.0 million of short term commercial paper outstanding.

        In May 2006, the Company entered into a $10 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.15% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expires on April 30, 2007. There were no borrowings outstanding under this facility at December 31, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at December 31, 2006 and €1.5 million were outstanding at a weighted average interest rate of 3.92% at December 31, 2005.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2007 will continue to be funded by operations and the Company’s borrowing arrangements.

        Annual maturities of debt obligations are as follows (in thousands):

Year	Maturity Amount
2007	$25,271
2008	212
2009	206
2010	46
2011	24,719

Total	$50,454

        Interest paid on total debt obligations was $3.7 million, $5.5 million and $2.8 million in 2006, 2005 and 2004, respectively.

Note 9 — Accrued and Other Current Liabilities

        Accrued and other current liabilities were comprised of the following (in thousands):

December 31,	2006	2005
Accrued salaries and wages	$7,135	$7,850
Dealer recourse deposits	2,292	2,493
Accrued warranty costs	5,778	5,892
Accrued product liability costs	3,288	2,745
Accrued pension obligations	403	949
Other	5,242	6,840

	$24,138	$26,769

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

        The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance beginning of year	$5,892	$5,028
Accruals for warranties issued during the period	6,449	6,536
Accruals related to pre-existing warranties (including changes in estimates)	(272)	(251)
Settlements made (in cash or in kind) during the period	(6,291)	(5,421)

Balance end of year	$5,778	$5,892

Note 10 — Income Taxes

        The income tax provision for continuing operations recorded for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

Year Ended December 31,		Federal	State	Foreign	Total
2006	Current	$12,776	$265	$2,402	$15,443
	Deferred	(1,045)	--	392	(653)

	Total	$11,731	$265	$2,794	$14,790

2005	Current	$9,237	$311	$1,876	$11,424
	Deferred	(206)	--	--	(206)

	Total	$9,031	$311	$1,876	$11,218

2004	Current	$6,356	$187	$1,541	$8,084
	Deferred	(1,058)	(31)	(56)	(1,145)

	Total	$5,298	$156	$1,485	$6,939

        Domestic income from continuing operations before income taxes was $35.7 million, $28.3 million and $17.4 million for 2006, 2005 and 2004, respectively. Foreign income from continuing operations before income taxes was $7.1 million, $5.1 million and $3.6 million for 2006, 2005 and 2004, respectively.

        A reconciliation between the reported income tax provision and the federal statutory rate follows (as a percent of pre-tax income):

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of Federal income tax effect	0.4	0.6	0.3
Foreign export sale benefit and other tax credits	(1.1)	(1.4)	(1.4)
Foreign rate differential	0.7	0.5	1.2
Finalization of prior year tax returns	--	(0.2)	--
Other, net	(0.5)	(0.9)	(1.0)

	34.5%	33.6%	33.1%

        The Company’s temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2006	2005
Accrued expenses and reserves	$6,444	$5,623
Pension benefits	4,280	3,106
Asset valuation reserves	2,192	2,663
Operating loss carryforwards	788	906
Equity compensation benefits	640	--
Securitization retained interest	527	(206)
Tax credit carryforwards	181	181
Property, plant and equipment	(2,967)	(4,098)
Valuation allowance	(969)	(1,087)
Prepaid expenses	(491)	(510)
Other, net	66	(78)

Net deferred tax asset	$10,691	$6,500

        The net deferred tax asset is included in the Consolidated Balance Sheets in the following captions (in thousands):

December 31,	2006	2005
Deferred income tax assets	$9,128	$7,483
Other assets	1,563	--

Deferred income tax liabilities	--	(983)

	$10,691	$6,500

        At December 31, 2006, the Company had state net operating loss carryforwards of $15.0 million and state tax credits of $0.3 million available for the reduction of future income tax liabilities. Both the state net operating loss carryforwards and state tax credits will expire at various dates between 2007 and 2026. A valuation allowance has been recorded against the full amount of these carryforwards and credits for which utilization is uncertain.

        As of December 31, 2006, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of its foreign subsidiary as all such undistributed profits are deemed to be permanently reinvested outside of the U.S. Such unremitted earnings of the subsidiary which have been or are intended to be permanently reinvested were $11.1 million at December 31, 2006.

        Cash paid related to income taxes during 2006, 2005 and 2004 was $14.8 million, $11.7 million and $3.8 million, respectively.

Note 11 — Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans for certain of its employees, an unfunded non-qualified supplemental retirement benefit plan for certain management employees, as well as other postretirement benefit plans that include health care benefits and life insurance coverage.

        On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS No. 158”). SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. Each over-funded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in shareowners’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application for fiscal years ending after December 15, 2006, with earlier application encouraged. The Company adopted SFAS 158 as of December 31, 2006. The following table summarizes the effect of required changes in the AML as of December 31, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158 (in thousands):

December 31, 2006	Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158 Adjustment	Post AML and SFAS 158 Adjustments
Other assets	$1,212	$(839)	$(373)	$--
Accrued and other current liabilities	402	--	--	402
Pension and postretirement benefits	11,190	1,193	5,304	17,687
Accumulated other comprehensive loss, net of tax	11,247	(597)	3,690	14,341

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows (in thousands):

	Pension	Postretirement	Postemployment	Total
Prior service cost	$11	$96	$--	$107
Transition obligation	--	--	23	23
Net loss	1,264	322	57	1,643

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of plan assets and a statement of the funded status (in thousands):

December 31,	2006	2005
Reconciliation of benefit obligation:
Obligation at beginning of year	$52,145	$49,403
Service cost	685	841
Interest cost	2,895	2,880
Actuarial (gain) loss	(1,365)	1,958
Benefit payments	(3,185)	(2,937)

Obligation at end of year	$51,175	$52,145

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$43,712	$40,753
Actual return on plan assets	4,110	4,643
Employer contributions	161	1,253
Benefit payments	(3,184)	(2,937)

Fair value of plan assets at end of year	$44,799	$43,712

December 31,	2006	2005
Funded Status:

Funded status at end of year	$(6,376)	$(8,433)

Unrecognized prior service cost		781
Unrecognized loss		19,490

Net amount recognized		11,838

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2006	2005
Prepaid benefit cost	$--	$11,838
Intangible asset	--	781
Pension liabilities	(6,376)	(17,019)
Accumulated other comprehensive loss, net of tax	10,620	16,238

Net amount recognized	$4,244	$11,838

        Of the liability amount, $0.1 million (expected fiscal 2007 funding requirement) is included in accrued and other current liabilities. The net amount of the non-current portion of the minimum pension liability is included in pension and other postretirement benefits.

        Amounts recognized within accumulated other comprehensive loss, net of tax, as of December 31, 2006 are shown in the following table (in thousands):

December 31,	2006
Net loss	$10,594
Prior service cost	26

Total amount recognized	$10,620

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans having accumulated benefit obligations in excess of plan assets were $51.2 million, $49.1 million and $44.8 million and $52.1 million, $48.9 million and $43.7 million as of December 31, 2006 and 2005, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2006	2005
Weighted-average assumptions as of September 30:
Discount rate	5.85%	5.75%
Rate of compensation increase	4.00%	4.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2006	2005	2004
Service cost	$685	$841	$786
Interest cost	2,895	2,880	2,681
Expected return on plan assets	(3,350)	(3,307)	(3,013)
Amortization of prior service cost	63	209	209
Amortization of net loss	1,179	1,456	1,242

Net periodic benefit cost	$1,472	$2,079	$1,905

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

	2006	2005	2004
Weighted-average assumptions:
Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

        The Company’s approach used to determine the expected long-term rate of return on plan assets assumption is based on weighting historical market index returns for various asset classes in proportion to the assets held in the Gehl Pension Master Trust (“Trust”). Typically, the Trust holds approximately 70% of assets in equity securities and 30% in fixed income securities. Weighting 10-year compounded trailing returns on equity and fixed income indices in proportion to the above asset mix yields an expected long-term return of 9.00%. However, recent unsettled market conditions have caused management to add a degree of conservatism in the long-term rate of return assumption, which has been set at 8.75%.

        The following table provides disclosure of the weighted-average asset allocations and future target allocations as of the respective measurement dates:

	2007 Target Allocation	September 30, 2006	September 30, 2005
Asset category:
Equity securities	0 - 75%	65%	60%
Debt securities and cash	15 - 100	25	28
Real estate	0 - 15	5	5
Other	0 - 20	5	7

	100%	100%	100%

        As manager of plan assets, the Trust’s Investment Committee (the “Committee”) believes that it must prudently invest pension assets in a manner that attempts to meet the actuarial long-term rate of return. At the same time, the Committee adheres to three overriding responsibilities – to safeguard plan assets, to optimize returns, and to diversify assets. The Committee retains investment specialists as a means to optimize the total expected portfolio return. Although all day-to-day investment, custodial, and administrative responsibilities are delegated to the investment specialists, the Committee maintains an active role in matters relating to asset allocation and general asset management.

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2007	$3,271
2008	3,425
2009	3,584
2010	3,624
2011	3,691
Years 2012 - 2016	19,558

        The measurement date used for each of the actuarial calculations was September 30.

        In addition, the Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2006	2005
Reconciliation of benefit obligation:
Obligation at beginning of year	$6,155	$5,409
Service cost	433	371
Interest cost	351	320
Actuarial loss	2,786	103
Plan amendments	--	95
Benefit payments	(140)	(143)

Obligation at end of year	$9,585	$6,155

Funded Status:

Funded status at end of year	$(9,585)	$(6,155)

Unrecognized prior service cost		431
Unrecognized loss		1,295

Net amount recognized		$(4,429)

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2006	2005
Intangible asset	$--	$431
Accrued benefit liability	--	(4,429)
Pension liabilities	(9,585)	(1,267)
Accumulated other comprehensive loss, net of tax	2,846	836

Net amount recognized	$(6,739)	$(4,429)

        The accrued benefit liability amount is included in pension and other postretirement benefits. Amounts recognized within accumulated other comprehensive income (loss), net of tax, as of December 31, 2006 are shown in the following table (in thousands):

December 31,	2006
Net loss	$2,628
Prior service cost	218

Total amount recognized	$2,846

        The projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets having accumulated benefit obligations in excess of plan assets were $9.6 million, $7.7 million and $0, and $6.2 million, $5.7 million and $0 as of December 31, 2006 and 2005, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	5.85%	5.75%
Rate of compensation increase	5.00%	5.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2006	2005	2004
Service cost	$433	$371	$286
Interest cost	351	320	287
Amortization of prior service cost	97	91	90
Amortization of net loss	67	66	49

Net periodic benefit cost	$948	$848	$712

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

	2006	2005	2004
Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2007	$170
2008	422
2009	549
2010	567
2011	610
Years 2012 - 2016	3,900

        The Company maintains a rabbi trust containing $5.6 million and $5.0 million of assets designated for the non-qualified supplemental retirement benefit plan as of December 31, 2006 and 2005, respectively. The assets of the rabbi trust are invested in equity securities and variable life insurance policies.

        The Company maintains a savings and profit sharing plan. The Company matches 50% of each non-bargaining unit employee’s contributions to the plan not to exceed 6% of the employee’s annual compensation. Vesting of Company contributions occur at the rate of 20% per year and totaled approximately $591,000, $729,000 and $618,000 in 2006, 2005 and 2004, respectively.

        The Company maintains a defined contribution plan that covers certain employees not covered by a defined benefit plan. The Company contributes various percentages of eligible employee compensation (as defined in the plan), and the plan does not allow employee contributions. The Company contributed approximately $558,000, $476,000 and $337,000 in connection with this plan in 2006, 2005 and 2004, respectively.

        The Company provides post employment benefits to certain retirees in two areas: a $2,500 life insurance policy for retired office employees and subsidized health insurance benefits for early retirees prior to their attaining age 65. The number of retirees associated with post employment benefit costs is approximately 271.

        The following schedules set forth a reconciliation of the changes in the post employment plan’s benefit obligation and a statement of the Plan’s funded status (in thousands):

December 31,	2006	2005
Reconciliation of benefit obligation:
Obligation at beginning of year	$1,897	$1,568
Service cost	117	91
Interest cost	110	104
Actuarial loss	232	246
Benefit payments	(229)	(112)

Obligation at end of year	$2,127	$1,897
Funded Status:

Funded status at end of year	$(2,127)	$(1,897)

Unrecognized transition obligation		158
Unrecognized loss		1,024

Net amount recognized		$(715)

        The following table provides the amounts recognized in the balance sheet at December 31, 2006 (in thousands):

December 31,	2006
Current liability	$(147)
Long-term liabilitiy	(1,980)
Accumulated other comprehensive loss, net of tax	875

Net amount recognized	$(1,252)

        Amounts recognized within accumulated other comprehensive income (loss), net of tax, as of December 31, 2006 are shown in the following table (in thousands):

December 31,	2006	2005
Net loss	$787	$--
Transition obligation	88	--

Total amount recognized	$875	$--

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2006	2005	2004
Service cost	$117	$91	$66
Interest cost	111	104	90
Amortization of transition obligation	23	23	23
Amortization of net loss	53	53	43

Net periodic benefit cost	$304	$271	$222

        The discount rate used in determining the accumulated post employment obligation was 5.85% and 5.75% as of the measurement dates of December 31, 2006 and 2005, respectively.

        The discount rate used in determining the net periodic benefit cost was 5.75%, 6.00% and 6.25% for 2006, 2005 and 2004, respectively. The assumed health care cost rate trend used in measuring the accumulated post employment benefit obligation at December 31, 2006 was 8% decreasing to 5% over five years and at December 31, 2005 was 9% decreasing to 5% in five years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic post employment health care benefit cost	$24	$(22)
Effect on the health care component of the accumulated post
employment benefit obligation	$127	$(110)

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2007	$147
2008	128
2009	119
2010	130
2011	151
Years 2012 - 2016	874

Note 12 — Shareholders’ Equity

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

        On July 22, 2004, in conjunction with the establishment of a strategic alliance with Manitou BF S.A. (“Manitou”), the world’s largest manufacturer of telescopic handlers, the Company issued 1,442,652 shares of common stock to Manitou at an aggregate purchase price of $19.8 million. The proceeds from the sale of the common stock were used to repay the Company’s outstanding debt.

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

Note 13 — Financial Instruments

        The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

        During the fourth quarter of 2005, the Company entered into a interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 5.322% at December 31, 2006. The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap totaled $0.1 million at December 31, 2006 and was recorded on the Consolidated Balance Sheet, with changes in fair value included in other comprehensive income (loss).

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

Note 14 — Net Income Per Share

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

Year Ended December 31,	2006	2005	2004
Basic shares	12,051	10,583	8,841
Effect of options and restricted stock	370	471	293

Diluted shares	12,421	11,054	9,134

        For the year ended December 31, 2006, 125,284 options to purchase common shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted net income per share.

Note 15 — Leases

        The Company uses certain equipment under operating lease arrangements. Rent expense under such arrangements amounted to $2,695,000, $2,037,000 and $1,732,000 in 2006, 2005 and 2004, respectively.

        The Company maintains non-cancelable operating leases for certain equipment. Future minimum lease payments under such leases at December 31, 2006 are as follows (in thousands):

2007	$1,788
2008	1,572
2009	1,285
2010	1,186
2011	1,175
Thereafter	1,117

Total	$8,123

Note 16 — Contingencies

        The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

Note 17 — Segment Information

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

Note 18 — Quarterly Financial Data (unaudited)

In Thousands, Except Per Share Data -	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$122,123	$139,455	$121,021	$103,618
Gross profit	26,252	30,123	26,360	21,669
Income from continuing operations	6,386	9,385	7,372	4,935
(Loss) gain from discontinued operations	(116)	37	(309)	(386)
(Loss) gain on disposal of discontinued operations	(8,927)	(112)	1,284	(42)
Net (loss) income	(2,657)	9,310	8,347	4,507
Diluted net (loss) income per common share:
Continuing operations	0.51	0.75	0.59	0.40
Discontinued operations	(0.73)	(0.01)	0.08	(0.03)

Total diluted net (loss) income per common share	(0.21)	0.75	0.67	0.36
Basic net (loss) income per common share:
Continuing operations	0.53	0.78	0.61	0.41
Discontinued operations	(0.76)	(0.01)	0.08	(0.04)

Total basic net (loss) income per common share	(0.22)	0.77	0.69	0.37

2005
Net sales	$108,881	$128,340	$107,303	$102,437
Gross profit	23,043	26,718	22,118	20,378
Income from continuing operations	4,913	5,823	5,652	5,750
Gain (loss) from discontinued operations	11	(201)	(594)	446
Net income	4,924	5,622	5,058	6,196
Diluted net income (loss) per common share:
Continuing operations	0.47	0.55	0.52	0.46
Discontinued operations	--	(0.02)	(0.05)	0.04

Total diluted net income per common share	0.47	0.53	0.47	0.50
Basic net income (loss) per common share:
Continuing operations	0.49	0.57	0.55	0.48
Discontinued operations	--	(0.02)	(0.06)	0.04

Total basic net income per common share	0.49	0.55	0.49	0.52

GEHL COMPANY AND SUBSIDIARIES

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Period	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended
December 31, 2004
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$2,930	$538	$267	$3,201
	Returns and
	Dealer
	Discounts	1,777	3,744	3,573	1,948

	Total	$4,707	$4,282	$3,840	$5,149

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$2,814	$1,804	$499	$4,119

	Income Tax
	Valuation Allowance	$1,358	$(33)	$26	$1,299

Year Ended
December 31, 2005
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$3,201	$778	$192	$3,787
	Returns and
	Dealer
	Discounts	1,948	595	1,562	981

	Total	$5,149	$1,373	$1,754	$4,768

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$4,119	$876	$389	$4,606

	Income Tax
	Valuation Allowance	$1,299	$(137)	$75	$1,087

Year Ended
December 31, 2006
	Allowance for Doubtful
	Accounts-Trade
	Receivables	$3,787	$2,830	$1,920	$4,697
	Returns and
	Dealer
	Discounts	981	332	1,139	174

	Total	$4,768	$3,162	$3,059	$4,871

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$4,606	$547	$2,076	$3,077

	Income Tax
	Valuation Allowance	$1,087	$(108)	$10	$969

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

        The Company has no other information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the captions entitled “Election of Directors” and “Board of Directors” set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”)(1). Information with respect to executive officers of the Company appears at the end of Part I, on Page 12 and 13, of this Form 10-K. Pursuant to Instruction G, the information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the caption entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement.

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

Item 11. Executive Compensation

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled “Director Compensation” and “Summary Compensation Table” set forth in the Proxy Statement.

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

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by security
holders	759,871 (1)	$ 15.01	423,567 (2)

Equity compensation plans
not approved by security
holders	--	--	--

Total	759,871 (1)	$ 15.01	423,567 (2)

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 2004 Equity Incentive Plan, 2000 Equity Incentive Plan and 1995 Stock Option Plan, each of which was approved by the Company’s shareholders.

(2)	Includes up to 200,000 shares of restricted Common Stock that can be issued under the Company’s 2004 Equity Incentive Plan. These shares are subject to a minimum three year vesting period.

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

3. Exhibits.

Reference is made to the separate exhibit index contained on Pages 66 through 69 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEHL COMPANY
Date: March 2, 2007	By /s/ William D. Gehl
William D. Gehl,
Chairman of the Board of Directors
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William D. Gehl	Chairman of the Board of Directors,	March 2, 2007
William D. Gehl	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Thomas M. Rettler	Vice President and Chief Financial Officer	March 2, 2007
Thomas M. Rettler	(Principal Financial and Accounting Officer)
/s/ Thomas J. Boldt	Director	March 2, 2007
Thomas J. Boldt
/s/ Marcel-Claude Braud	Director	March 2, 2007
Marcel-Claude Braud
/s/ John T. Byrnes	Director	March 2, 2007
John T. Byrnes
/s/ Richard J. Fotsch	Director	March 2, 2007
Richard J. Fotsch
/s/ Bruce D. Hertzke	Director	March 2, 2007
Bruce D. Hertzke
/s/ John W. Splude	Director	March 2, 2007
John W. Splude
/s/ Dr. Hermann Viets	Director	March 2, 2007
Dr. Hermann Viets

GEHL COMPANY INDEX TO EXHIBITS

Exhibit Number	Document Description

(3.1)	Restated Articles of Incorporation, as amended, of Gehl Company [Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997]

(3.8)	By-Laws of Gehl Company, as amended through October 27, 2006 [Incorporated byreference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 31, 2006]

(4.9)	Rights Agreement, dated as of May 28, 1997, between Gehl Company and U.S. Bank National Association (as successor to Firstar Trust Company) [Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated as of May 28, 1997]

(4.10)	Amendment to Rights Agreement, dated as of September 20, 2002 by and among U.S. Bank National Association, Gehl Company and American Stock Transfer and Trust Company [Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002]

(4.11)	Shareholder Agreement, dated July 22, 2004 by and between Gehl Company and Manitou BF S.A. [Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.1)*	Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company [Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.2)*	Amendment to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company dated as of April 20, 2000 [Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.3)*	Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Keyes, Miller, Monnat, Moore and Mulcahy [Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.4)*	Supplemental Retirement Benefit Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.5)*	Supplemental Retirement Benefit Agreements, as amended [Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on December 19, 2006]

(10.6)*	Employment Agreement by and between Gehl Company and William D. Gehl dated as of June 14, 2004 (executed as of July 30, 2004) [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.7)*	Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.8)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]

(10.9)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.10)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]

(10.11)*	Gehl Company Retirement Income Plan “B”, as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]

(10.12)*	Amendments to Gehl Company Retirement Income Plan “B” [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]

(10.13)*	Amendment to Gehl Company Retirement Income Plan “B,” dated December 15, 2006

(10.15)*	Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.16)*	Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.17)*	Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]

(10.18)*	Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders]

(10.19)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.20)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.21)*	Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.22)*	Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.23)*	Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]

(10.24)*	Amendment to the Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated May 1, 2004 [Incorporated by reference to Exhibit 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]

(10.25)*	Change in Control and Severance Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.26)*	Change in Control and Severance Agreement between Gehl Company and James J. Monnat executed as of July 22, 2005. [Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.]

(10.27)*	Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]

(10.28)*	Gehl Company 2004 Incentive Compensation Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]

(10.29)*	Change in Control and Severance Agreement between Gehl Company and Daniel L. Miller executed as of December 16, 2005. [Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.30)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.31)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.32)*	Form of Election Relating to Withholding Taxes In Connection With the Exercise of a Non-Qualified Stock Option used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]

(10.33)	Form of Restricted Stock Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]

(10.34)*	Director’s Compensation schedule effective January 1, 2005 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2005]

(10.35)*	Gehl Company 2004 Equity Incentive Plan, as amended [Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2006]

(10.36)	Receivables Sale Agreement, dated March 15, 2006, between Gehl Company and Gehl Receivables II, LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2006]

(10.37)	Receivables Purchase and Sale Agreement, dated March 15, 2006, between Gehl Receivables II, LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2006]

(10.38)	Receivables Purchase Agreement, dated March 15, 2006, between Gehl Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and JP Morgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2006]

(10.39)	Receivables Sale and Assignment Agreement, dated March 15, 2006, between Gehl Funding LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2006]

(10.40)	Performance Undertaking, dated March 15, 2006, between Gehl Company and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2006]

(10.41)	Credit Agreement, dated October 17, 2006, among Gehl Company, Compact Equipment Attachments, Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., the lenders named therein and Bank of Montreal, as administrative agent [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2006]

(10.42)*	Amendment to Gehl Savings Plan, dated December 15, 2006

(21)	Subsidiaries of Gehl Company

(23)	Consent of PricewaterhouseCoopers LLP

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Proxy Statement for 2007 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)

* A management contract or compensatory plan or arrangement.

Except as otherwise noted, all documents incorporated by reference are to Commission File No. 0-18110.