Form 10-Q
period 2007-03-31
GEHL CO
filed 2007-05-10
CIK 856386

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ....................

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

Large accelerated filer ____           Accelerated filer   X             Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $.10 Par Value	12,222,155

Gehl Company

FORM 10-Q

March 31, 2007

Report Index

		Page No.
PART I. -	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month
	Periods Ended March 31, 2007 and 2006	3
	Condensed Consolidated Balance Sheets at March 31, 2007,
	December 31, 2006, and March 31, 2006	4
	Condensed Consolidated Statements of Cash Flows for the Three-Month
	Periods Ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
PART II. -	Other Information
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22
Signatures		23

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$115,214	$122,123
Cost of goods sold	89,450	95,871

Gross profit	25,764	26,252
Selling, general and administrative expenses	14,952	14,979

Income from operations	10,812	11,273
Interest expense	(909)	(1,150)
Interest income	1,008	1,251
Other expense, net	(1,044)	(1,487)

Income from continuing operations before income taxes	9,867	9,887
Provision for income taxes	3,404	3,501

Income from continuing operations	6,463	6,386
Loss from discontinued operations, net of tax	(160)	(116)
Loss on disposal of discontinued operations, net of tax	--	(8,927)

Net income (loss)	$6,303	$(2,657)

Diluted net income (loss) per share:
Continuing operations	$0.52	$0.51
Discontinued operations	(0.01)	(0.73)

Total diluted net income (loss) per share	$0.51	$(0.21)

Basic net income (loss) per share:
Continuing operations	$0.53	$0.53
Discontinued operations	(0.01)	(0.76)

Total basic net income (loss) per share	$0.52	$(0.22)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	March 31, 2007	December 31, 2006	March 31, 2006
Assets
Cash	$3,817	$6,892	$3,062
Accounts receivable - net	205,089	187,582	183,309
Finance contracts receivable - net	13,220	8,371	14,681
Inventories	48,772	48,649	44,225
Assets of discontinued operations - net (Note 3)	3,073	3,783	15,460
Retained interest in sold finance contracts receivable	28,427	20,318	5,220
Deferred income tax assets	9,590	9,128	11,974
Prepaid expenses and other current assets	4,221	6,310	3,996

Total current assets	316,209	291,033	281,927

Property, plant and equipment - net	33,078	32,415	29,778
Goodwill	11,748	11,748	11,748
Other assets	31,868	29,914	32,078

Total assets	$392,903	$365,110	$355,531

Liabilities and Shareholders' Equity
Current portion of long-term debt obligations	$237	$271	$264
Short-term debt obligations	25,000	25,000	1,782
Accounts payable	45,049	39,708	52,719
Liabilities of discontinued operations (Note 3)	322	387	3,024
Accrued and other current liabilities	25,585	24,138	27,412

Total current liabilities	96,193	89,504	85,201

Long-term debt obligations	39,369	25,183	48,883
Deferred income tax liabilities	--	--	983
Other long-term liabilities	20,263	19,642	13,813

Total long-term liabilities	59,632	44,825	63,679

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,222,155, 12,197,037 and 12,041,535
shares outstanding, respectively	1,222	1,220	1,204
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	85,417	85,006	80,810
Retained earnings	162,630	156,796	134,632
Accumulated other comprehensive loss	(12,191)	(12,241)	(9,995)

Total shareholders' equity	237,078	230,781	206,651

Total liabilities and shareholders' equity	$392,903	$365,110	$355,531

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities
Net income (loss)	$6,303	$(2,657)
Adjustments to reconcile net income (loss) to net cash
(used for) provided by operating activities:
Loss on discontinued operations (non-cash), net of taxes	--	7,593
Depreciation and amortization	1,291	1,393
Compensation expense for share-based payments	413	319
Cost of sales of finance contracts	846	877
Proceeds from sales of finance contracts	13,526	49,031
Increase in finance contracts receivable	(19,221)	(28,696)
Increase in retained interest in sold finance contracts,
non-current	(8,692)	(8,881)
Increase (decrease) in cash due to changes in:
Accounts receivable - net	(16,710)	(25,570)
Inventories	131	(2,775)
Accounts payable	5,202	9,372
Remaining working capital items	1,654	3,203

Net cash (used for) provided by operating activities	(15,257)	3,209

Cash Flows from Investing Activities
Property, plant and equipment additions	(1,963)	(1,061)
Proceeds from the sale of property, plant and equipment	30	10
Increase in other assets	(37)	(8)

Net cash used for investing activities	(1,970)	(1,059)

Cash Flows from Financing Activities
Proceeds from (repayments on) revolving credit loans	14,210	(3,129)
Repayments of short-term borrowings	--	(883)
Repayments of other borrowings	(58)	(44)
Proceeds from exercise of stock options including tax
benefit of $0 and $58, respectively	--	126

Net cash provided by (used for) financing activities	14,152	(3,930)

Net decrease in cash	(3,075)	(1,780)
Cash, beginning of period	6,892	4,842

Cash, end of period	$3,817	$3,062

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$969	$1,504
Income taxes	$483	$1,112

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007,
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

        In the opinion of management, the information furnished for the three-month periods ended March 31, 2007 and 2006 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

        Accounting Pronouncements: In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) was issued, which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007. The impact of the adoption on the Condensed Consolidated Financial Statements as of January 1, 2007, was an increase in total assets of $0.4 million, an increase in total liabilities of $.9 million and a decrease in shareholders’ equity of $0.5 million.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company adopted SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. The impact of the adoption at December 31, 2006, was a decrease in total assets of $0.4 million, an increase in total liabilities of $5.3 million and a decrease in shareholders’ equity, net of tax, of $3.7 million.

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

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the three months ended March 31, 2006 of $8.9 million, or $0.72 per diluted share. The first quarter 2006 after-tax charge was comprised of a $7.6 million non-cash asset impairment charge, related to agricultural implement field and factory inventory and certain property, plant and equipment, and a $1.3 million cash charge related to severance and other employee termination costs. There was no charge to the Company’s earnings for the three months ended March 31, 2007.

        The following table summarizes the pre-tax charge associated with the discontinued operations (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total
Pre-tax charge	$2,051	$11,682	$13,733
Non-cash adjustments	(680)	(11,682)	(12,362)
Cash payments	--	--	--

Balance at March 31, 2006	1,371	--	1,371

Pre-tax charge	843	(2,580)	(1,737)
Non-cash adjustments	--	2,580	2,580
Cash payments	(1,827)	--	(1,827)

Balance at December 31, 2006	387	--	387

Pre-tax charge	--	--	--
Non-cash adjustments	--	--	--
Cash payments	(65)	--	(65)

Balance at March 31, 2007	$322	$--	$322

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Operations. Summary results of operations for the agricultural implements business were as follows (in thousands):

For the three months ended	March 31, 2007	March 31, 2006

Net sales	$159	$7,063
Pretax loss from discontinued operations	(246)	(179)
Pretax loss on disposal of discontinued operations	--	(13,733)
Income tax benefit	(86)	(4,869)

Net loss from discontinued operations	$(160)	$(9,043)

        The assets of the agricultural implements product line are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	March 31, 2007	December 31, 2006	March 31, 2006

Accounts receivable, net	$771	$1,331	$10,778
Inventories	437	587	2,167
Property, plant and equipment, net	1,865	1,865	2,515

Assets of discontinued operations, net	$3,073	$3,783	$15,460

Note 4 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

        The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN 48. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $0.5 million, increasing its liability for unrecognized tax benefits along with related interest and penalties, and reducing the January 1, 2007 balance of retained earnings.

        At January 1, 2007, the Company had $2.5 million in unrecognized tax benefits, the recognition of which would have an effect of $2.5 million on the effective tax rate. At March 31, 2007, the Company had unrecognized tax benefits of $2.7 million. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007 and March 31, 2007, the Company had accrued $0.2 million for the potential payment of interest and $0.5 million for the potential payment of penalties.

        As of January 1, 2007, the Company was subject to U.S. Federal income tax examinations for the tax years 2005 through 2006, and to non-U.S. income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

Note 5 – Finance Contracts Receivable Financing

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (maximum 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million in the three months ended March 31, 2006, which are included in other expense in the accompanying Condensed Consolidated Statement of Operations, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities during the three months ended March 31, 2007 and 2006 (in thousands):

	March 31, 2007	March 31, 2006

Value of contracts sold	$11,380	$45,970
Cash received on sales of contracts	9,110	36,437

Retained interest in contracts sold	45,820	26,752

Cost of sales of finance contracts	$727	$564

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At March 31, 2007, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.58% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.0% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.3 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.9 million. Retained interest of $28.4 million was included in other current assets and $17.4 million was included in other assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2007.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with an outstanding note balance of $200.7 million at March 31, 2007. Finance contracts receivable sold and being serviced by the Company totaling $248.3 million at March 31, 2007. Of the $248.3 million in sold contracts receivable, $12.7 million were greater than 60 days past due at March 31, 2007. There were no credit losses on contracts sold through the program during the three months ended March 31, 2007 and 2006. The Company received $0.6 and $0.3 million in service fee income during the three months ended March 31, 2007 and 2006, respectively.

        In addition to the sale of finance contracts receivable through the asset securitization program, the Company sold finance contracts through limited recourse arrangements during 2007 and 2006. Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements for the three months ended March 31, 2007, and 2006 (in thousands):

	2007	2006

Value of contracts sold	$4,535	$14,536
Cash received on sales of contracts	4,416	14,223

Cost of sales of finance contracts	$119	$313

        At March 31, 2007, the Company serviced $374.2 million of finance contracts receivable of which $248.3 million, $80.1 million and $24.8 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

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

Note 6 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	March 31, 2007	December 31, 2006	March 31, 2006

Raw materials and supplies	$22,635	$22,120	$18,119
Work-in-process	2,630	3,044	3,607
Finished machines and parts	53,159	53,137	49,787

Total current cost value	78,424	78,301	71,513
Adjustment to LIFO basis	(29,652)	(29,652)	(27,288)

	$48,772	$48,649	$44,225

Note 7 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

Three months ended	March 31, 2007	March 31, 2006

Beginning balance	$5,778	$5,892
Accruals for warranties issued during the period	1,518	2,034
Accruals related to pre-existing warranties
(including changes in estimates)	(148)	(183)
Settlements made (in cash or in kind) during the period	(1,272)	(1,829)

Ending balance	$5,876	$5,914

Note 8 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2007	March 31, 2006

Service cost	$160	$171
Interest cost	724	724
Expected return on plan assets	(857)	(837)
Amortization of prior service cost	3	16
Amortization of net loss	240	297

Net periodic benefit cost	$270	$371

        The Company recorded a $0.7 million pension curtailment loss related to discontinued operations during the three months ended March 31, 2006 (see Note 3, “Discontinued Operations”). The Company anticipates making $0.1 million of contributions to the pension plans during 2007. No contributions were made during the three-month period ended March 31, 2007.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2007	March 31, 2006

Service cost	$137	$102
Interest cost	113	87
Amortization of prior service cost	25	23
Amortization of net loss	25	19

Net periodic benefit cost	$300	$231

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2007	March 31, 2006

Service cost	$32	$25
Interest cost	30	26
Amortization of transition obligation	6	6
Amortization of net loss	13	13

Net periodic benefit cost	$81	$70

Note 9 — Shareholders’ Equity

        The Company maintains equity incentive plans for certain of its directors, officers and key employees. The Company currently has three primary equity incentive plans: the 2004 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 1995 Stock Option Plan. The 2004 Equity Incentive Plan, which was adopted in April 2004 and amended in April 2006, authorizes the granting of awards with respect to up to 737,500 shares of the Company’s common stock. During April 2000, the 2000 Equity Incentive Plan was adopted, which authorizes the granting of awards with respect to up to 812,771 shares of the Company’s common stock. An award is defined within the 2004 and 2000 Equity Incentive Plan as a stock option, a stock appreciation right, restricted stock or a performance share. In April 1996, the 1995 Stock Option Plan was adopted, which authorizes the granting of options to purchase up to 726,627 shares of the Company’s common stock. These plans provide that options be granted at an exercise price not less than fair market value on the date the options are granted and that the options generally vest ratably over a period not exceeding three years after the grant date. The option period may not be more than ten years after the grant date.

        In the three months ended March 31, 2007 there were no stock options awarded, and in the three months ended March 31, 2006, the Company awarded 108,284 stock options to purchase common stock to certain key employees. Awards of stock options under the plans are subject to certain vesting requirements. In the three months ended March 31, 2007, the Company awarded 132,087 stock appreciation rights to certain key employees at the fair market value on the grant date. There were no stock appreciation rights issued in the three months ended March 31, 2006. The stock appreciation rights can only be cash-settled and are subject to certain vesting requirements.

        In 2007 and 2006, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 25,118 and 26,257 restricted shares awarded in the three months ended March 31, 2007 and 2006, respectively, with an average fair market value of $28.68 and $34.04 per share. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period.

Note 10 – Net Income Per Share and Comprehensive Income

        Basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options and vesting of restricted stock. A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	March 31, 2007	March 31, 2006

Basic shares	12,124	11,946
Effect of options and unvested
restricted stock	335	477

Diluted shares	12,459	12,423

        For the three months ended March 31, 2007, 125,284 options to purchase common shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted earnings per share.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006

Net income (loss)	$6,303	$(2,657)
Foreign currency translation
adjustments	172	97
Unrealized (losses) gains	(122)	331

Other comprehensive income	50	428

Comprehensive income (loss)	$6,353	$(2,229)

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

        In 2005, the Company entered into an interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The referenced 30 day LIBOR rate was 5.32% at March 31, 2007. The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap totaled $11,000 at March 31, 2007 and was recorded on the Condensed Consolidated Balance Sheets, with changes in fair value included in other comprehensive income.

Note 13 – Subsequent Event

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25 million in commercial paper under this arrangement at March 31, 2007. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50 million in commercial paper. The Company’s commercial paper program is backed up by the credit commitment under the Company’s revolving credit facility.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales

        Net sales in the three months ended March 31, 2007 (“2007 first quarter”) were $115.2 million compared to $122.1 million in the three months ended March 31, 2006 (“2006 first quarter”), a decrease of $6.9 million, or 6%. Net sales remained solid, impacted by increased international sales and telescopic handler market share gains. International shipments of the Company’s skid loaders, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe, increased 36% from the 2006 first quarter. Shipments of all products from the Company’s European subsidiary, Gehl Europe, increased 45% in the first quarter of 2007. Along with the increase in shipments noted above, net sales were impacted by approximately 4 percentage points due to price increases during 2006 and 2007. These increases in shipments and pricing were offset by a 27% and 19% reduction in shipments of compact track loaders and North American skid loaders, respectively, during the 2007 first quarter.

        Of the Company’s total net sales reported for the 2007 first quarter, $32.0 million were made to customers residing outside of the United States compared with $23.6 million in the 2006 first quarter. The increase in export sales was primarily due to increased sales of skid loaders by the Company’s European subsidiary, Gehl Europe. Skid loader shipments outside of North America increased to 45% of total Company skid loader sales versus 33% a year earlier.

Gross Profit

        Gross profit was $25.8 million in the 2007 first quarter compared to $26.3 million in the 2006 first quarter, a decrease of $0.5 million, or 2%. Gross profit as a percentage of net sales (“gross margin”) was 22.4% in the 2007 first quarter compared to 21.5% in the 2006 first quarter. The increase in gross profit as a percentage of sales was primarily driven by favorable product mix, as well as the favorable impact the Company continues to realize as a result of its added supply chain resources and investments in state-of-the-art manufacturing equipment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.0 million in the 2007 and 2006 first quarter, or 13.0% and 12.3% of net sales, respectively. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects planned increased investments in research and development and information technology projects.

Income from Operations

        Income from operations in the 2007 first quarter was $10.8 million, or 9.4% of net sales, compared to income from operations of $11.3 million, or 9.2% of net sales, in the 2006 first quarter, a decrease of $0.5 million, or 4%.

Interest Expense

        Interest expense was $0.9 million in the 2007 first quarter compared to $1.2 million in the 2006 first quarter, a decrease of $0.2 million. The decrease in interest expense was primarily due to reduced borrowing costs associated with the new credit facilities put in place in the fourth quarter of 2006.

Interest Income

        Interest income was $1.0 million in the 2007 first quarter compared to $1.3 million in the 2006 first quarter, a decrease of $0.2 million. The decrease in interest income was primarily due to the decrease in average finance contracts receivable in the 2007 first quarter compared to the 2006 first quarter. During the first quarter of 2006, the Company was restructuring its securitization facility and, as a result, held a higher volume of contracts until the new facility was in place.

Net Other Expense

        The Company recorded net other expense of $1.0 million and $1.5 million in the 2007 first quarter and 2006 first quarter, respectively. The change in net other expense was primarily due to $0.7 million in securitization facility structuring costs incurred during the 2006 first quarter. In addition, the Company recognized approximately $0.1 million in foreign currency losses in the 2007 first quarter compared to $0.3 million in foreign currency gains in the 2006 first quarter.

Income from Continuing Operations

        Income from continuing operations in the 2007 first quarter was $6.5 million, or 5.6% of net sales, compared to income from continuing operations of $6.4 million, or 5.2% of net sales, in the 2006 first quarter, an increase of $0.1 million, or 1%.

Loss from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $160,000 in the 2007 first quarter, compared to a loss from discontinued operations, net of tax of $116,000 in the 2006 first quarter.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a loss on disposal of discontinued operations, net of tax of $8.9 million in the 2006 first quarter. Of the $8.9 million after-tax charge, $7.6 million related to the impairment of assets related to the discontinued operations (field and factory inventory and property, plant and equipment) and $1.3 million related to employee termination costs. There was no loss on disposal of discontinued operations for the 2007 first quarter.

Net Income (Loss)

        The Company recorded net income in the 2007 first quarter of $6.3 million compared to a net loss of $2.7 million in the 2006 first quarter. The 2006 first quarter net loss included a $9.0 million loss related to the discontinued operations noted above.

Financial Condition

Working Capital

        The Company’s working capital was $220.0 million at March 31, 2007 as compared to $201.5 million at December 31, 2006 and $196.7 million at March 31, 2006. The change in working capital at March 31, 2007 from December 31, 2006 was primarily due to increases in accounts receivable and finance contracts receivable, as well as the current portion of retained interest from the sale of finance contracts. These increases in working capital were partially offset by an increase in accounts payable. Accounts receivable increased from December 31, 2006 due to increased shipments during the 2007 first quarter, which were primarily driven by strong international demand for skid loaders and continued market share gains in telehandlers. Finance contracts receivable increased from December 31, 2006 due to the timing of the sale of contracts through the Company’s asset securitization facility and other limited recourse arrangements. The current portion of retained interest in sold finance contracts increased from December 31, 2006 due to an increase in the total portfolio balance of contracts in the securitization facility. The increase in accounts payable was due to increased production resulting from strong shipments.

        The change in working capital at March 31, 2007 from March 31, 2006 was primarily due to increases in accounts receivable and the current portion of retained interest from the sale of finance contracts. These increases were partially offset by a decrease in assets of discontinued operations and an increase in short term debt obligations. Accounts receivable increased from March 31, 2006 due to strong shipments of telescopic handlers and skid loaders throughout 2006 and during the 2007 first quarter. The current portion of retained interest from the sale of finance contracts increased from March 31, 2006 due to an increase in the total portfolio balance of contracts in the securitization facility. Assets of discontinued operations decreased from March 31, 2006 due to the continued collection on accounts receivables and disposition of inventory and property, plant and equipment related to the discontinued operations. Short term debt obligations increased from March 31, 2006 as the Company began issuing commercial paper during the fourth quarter of 2006. See “Debt and Equity” below for additional discussion.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2007 first quarter were approximately $2.0 million. The Company plans to make up to $12.1 million of capital expenditures in 2007, primarily to complete the Yankton, South Dakota manufacturing facility expansion, enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment.

Debt and Equity

        The Company maintains a $125 million unsecured revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of March 31, 2007, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.82%. The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of March 31, 2007.

        Borrowings under the Facility and the previous secured debt facility were $38.9 million at March 31, 2007 as compared to $24.7 million at December 31, 2006 and $48.3 million at March 31, 2006. Available unused borrowings under the Facility and the previous secured debt facility were $61.1 million at March 31, 2007 as compared to $75.1 million at December 31, 2006 and $76.7 million at March 31, 2006. Available borrowings at March 31, 2007 and December 31, 2006 were reduced by $25.0 million of outstanding commercial paper.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company has the ability to sell up to $25 million in commercial paper under this arrangement. The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility. At both March 31, 2007 and December 31, 2006, the Company had $25.0 million of short term commercial paper outstanding. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50 million in commercial paper.

        In May 2006, the Company entered into a $10 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.15% above LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expired on April 30, 2007. There were no borrowings outstanding under this facility at March 31, 2007 and December 31, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at March 31, 2007.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2007 will continue to be funded by operations and the Company’s borrowing arrangements.

        At March 31, 2007, shareholders’ equity had increased $30.4 million to $237.1 million from $206.7 million at March 31, 2006. This increase primarily reflects net income of $28.5 million and $1.6 million related to the exercise of stock options.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the 2007 first quarter or 2006 first quarter. As of March 31, 2007, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

Contractual Obligations

        Other than the changes in the outstanding borrowings, capital commitments and FIN 48 liabilities, as described above, there have been no material changes to the annual maturities of debt obligations, future minimum, non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 8 and 15, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by Purchaser in March 2006. At March 31, 2007, the Company had available unused capacity of $99.3 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. The Company continues to service substantially all contracts, whether or not sold. At March 31, 2007, the Company serviced $374.2 million of finance contracts receivable of which $248.3 million, $80.1 million and $24.8 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Critical Accounting Policies and Estimates

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Forward-Looking Statements

        Certain statements included in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects,” “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors cited in the Company’s filings with the Securities and Exchange Commission, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), unanticipated expenses associated with the discontinuance of the Company’s agricultural implement lines, market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for 2007 are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1A.   Risk Factors

        There has not been any material change in the risk factors previously disclosed in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three-month period ended March 31, 2007. As of March 31, 2007, the Company had authority to repurchase 272,150 shares under the plan.

Item 6.   Exhibits

Exhibit No.	Document Description

10.1	Amendments to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company

10.2	Supplemental Retirement Benefit Agreement by and between Malcolm F. Moore and Gehl Company

10.3	Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Keyes, Miller, Monnat, Mulcahy and Rettler

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: May 10, 2007	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: May 10, 2007	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY
INDEX TO EXHIBITS

Exhibit No.	Document Description

10.1	Amendments to Supplemental Retirement Benefit Agreement by and between William D. Gehl and Gehl Company

10.2	Supplemental Retirement Benefit Agreement by and between Malcolm F. Moore and Gehl Company

10.3	Form of Supplemental Retirement Benefit Agreement between Gehl Company and Messrs. Keyes, Miller, Monnat, Mulcahy and Rettler

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.