Form 10-Q/A
period 2007-03-31
GEHL CO
filed 2007-05-11
CIK 856386

Amendment No. 1 to
FORM 10-Q/A
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

Explanatory Note

        This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 10, 2007, and is being filed solely to amend the Condensed Consolidated Statements of Cash Flows to correct a reclassification error and Note 5 to the Condensed Consolidated Financial Statements to correct a typographical error in the value of contracts sold and proceeds received on the sale of contracts.

        This Amendment contains the complete text of the original report with the corrected information appearing in the Condensed Consolidated Statements of Cash Flows and Note 5.

Gehl Company

FORM 10-Q/A

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

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities
Net income (loss)	$6,303	$(2,657)
Adjustments to reconcile net income (loss) to net cash
(used for) provided by operating activities:
Loss on discontinued operations (non-cash), net of taxes	--	7,593
Depreciation and amortization	1,291	1,393
Compensation expense for share-based payments	413	319
Cost of sales of finance contracts	846	877
Proceeds from sales of finance contracts	30,762	49,031
Increase in finance contracts receivable	(36,457)	(28,696)
Increase in retained interest in sold finance contracts,
non-current	(8,692)	(8,881)
Increase (decrease) in cash due to changes in:
Accounts receivable - net	(16,710)	(25,570)
Inventories	131	(2,775)
Accounts payable	5,202	9,372
Remaining working capital items	1,654	3,203

Net cash (used for) provided by operating activities	(15,257)	3,209

Cash Flows from Investing Activities
Property, plant and equipment additions	(1,963)	(1,061)
Proceeds from the sale of property, plant and equipment	30	10
Increase in other assets	(37)	(8)

Net cash used for investing activities	(1,970)	(1,059)

Cash Flows from Financing Activities
Proceeds from (repayments on) revolving credit loans	14,210	(3,129)
Repayments of short-term borrowings	--	(883)
Repayments of other borrowings	(58)	(44)
Proceeds from exercise of stock options including tax
benefit of $0 and $58, respectively	--	126

Net cash provided by (used for) financing activities	14,152	(3,930)

Net decrease in cash	(3,075)	(1,780)
Cash, beginning of period	6,892	4,842

Cash, end of period	$3,817	$3,062

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$969	$1,504
Income taxes	$483	$1,112

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

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities during the three months ended March 31, 2007 and 2006 (in thousands):

	March 31, 2007	March 31, 2006

Value of contracts sold	$35,109	$45,970
Cash received on sales of contracts	26,346	36,437

Retained interest in contracts sold	45,820	26,752

Cost of sales of finance contracts	$727	$564

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: May 11, 2007	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: May 11, 2007	By: /s/ Thomas M. Rettler
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