Form 10-Q
period 2007-06-30
GEHL CO
filed 2007-08-09
CIK 856386

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ..............

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

Yes    X       No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____      Accelerated filer    X         Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____      No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $.10 Par Value	12,245,780

Gehl Company

FORM 10-Q

June 30, 2007

Report Index

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three and Six month Periods
	Ended June 30, 2007 and 2006	3
	Condensed Consolidated Balance Sheets at June 30, 2007,
	December 31, 2006, and June 30, 2006	4
	Condensed Consolidated Statements of Cash Flows for the Six month Periods Ended
	June 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	Other Information
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits	24
Signatures		25

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$135,347	$139,455	$250,561	$261,578
Cost of goods sold	105,807	109,332	195,257	205,203

Gross profit	29,540	30,123	55,304	56,375
Selling, general and administrative expenses	15,703	15,263	30,655	30,242

Income from operations	13,837	14,860	24,649	26,133
Interest expense	(1,168)	(793)	(2,077)	(1,943)
Interest income	1,098	793	2,106	2,044
Other expense, net	(302)	(667)	(1,346)	(2,154)

Income from continuing operations before income taxes	13,465	14,193	23,332	24,080
Provision for income taxes	4,646	4,808	8,050	8,309

Income from continuing operations	8,819	9,385	15,282	15,771
(Loss) income from discontinued operations, net of tax	(108)	37	(268)	(79)
Loss on disposal of discontinued operations, net of tax	--	(112)	--	(9,039)

Net income	$8,711	$9,310	$15,014	$6,653

Diluted net income (loss) per share:
Continuing operations	$0.71	$0.75	$1.23	$1.27
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.73)

Total diluted net income
per share	$0.70	$0.75	$1.20	$0.53

Basic net income (loss) per share:
Continuing operations	$0.73	$0.78	$1.26	$1.31
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.76)

Total basic net income
per share	$0.72	$0.77	$1.24	$0.55

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	June 30, 2007	December 31, 2006	June 30, 2006
Assets
Cash	$5,039	$6,892	$6,117
Accounts receivable - net	233,498	187,582	202,768
Finance contracts receivable - net	10,034	8,371	16,649
Inventories	42,346	48,649	41,305
Assets of discontinued operations - net (Note 3)	2,132	3,783	10,222
Retained interest in sold finance contracts receivable	37,673	20,318	17,722
Deferred income tax assets	9,688	9,128	12,074
Prepaid expenses and other current assets	5,132	6,310	3,385

Total current assets	345,542	291,033	310,242

Property, plant and equipment - net	33,421	32,415	29,577
Goodwill	11,748	11,748	11,748
Other assets	32,568	29,914	21,805

Total assets	$423,279	$365,110	$373,372

Liabilities and Shareholders' Equity
Current portion of long-term debt obligations	$212	$271	$262
Short-term debt obligations	49,997	25,000	1,791
Accounts payable	52,768	39,708	58,665
Liabilities of discontinued operations (Note 3)	287	387	1,013
Accrued and other current liabilities	28,266	24,138	30,830

Total current liabilities	131,530	89,504	92,561

Long-term debt obligations	23,863	25,183	46,805
Other long-term liabilities	20,398	19,642	15,366

Total long-term liabilities	44,261	44,825	62,171

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,245,780, 12,197,037 and 12,154,909
shares outstanding, respectively	1,225	1,220	1,215
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	86,187	85,006	82,421
Retained earnings	171,341	156,796	143,942
Accumulated other comprehensive loss	(11,265)	(12,241)	(8,938)

Total shareholders' equity	247,488	230,781	218,640

Total liabilities and shareholders' equity	$423,279	$365,110	$373,372

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities
Net income	$15,014	$6,653
Adjustments to reconcile net income to net cash
(used for) provided by operating activities:
Loss on discontinued operations (non-cash), net of taxes	--	7,593
Depreciation and amortization	2,577	2,581
Compensation expense for share-based payments	948	753
Cost of sales of finance contracts	823	1,894
Proceeds from sales of finance contracts	69,818	102,944
Increase in finance contracts receivable	(72,304)	(85,594)
Increase in retained interest in sold finance contracts	(18,413)	(10,747)
(Decrease) increase in cash due to changes in:
Accounts receivable - net	(43,975)	(40,238)
Inventories	6,790	2,180
Accounts payable	12,764	12,922
Remaining working capital items	3,604	7,214

Net cash (used for) provided by operating activities	(22,354)	8,155

Cash Flows from Investing Activities
Property, plant and equipment additions	(3,576)	(1,964)
Proceeds from the sale of property, plant and equipment	50	10
(Increase) decrease in other assets	(4)	39

Net cash used for investing activities	(3,530)	(1,915)

Cash Flows from Financing Activities
Repayments on revolving credit loans	(1,272)	(5,180)
Proceeds from (repayments on) short-term borrowings	24,997	(971)
Repayments of other borrowings	(107)	(70)
Proceeds from exercise of stock options	413	1,256

Net cash provided by (used for) financing activities	24,031	(4,965)

Net (decrease) increase in cash	(1,853)	1,275
Cash, beginning of period	6,892	4,842

Cash, end of period	$5,039	$6,117

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$2,042	$2,077
Income taxes	$5,562	$4,261

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 1 – Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        In the opinion of management, the information furnished for the three and six month periods ended June 30, 2007 and June 30, 2006 include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007. The impact of the adoption on the Condensed Consolidated Financial Statements as of January 1, 2007, was an increase in total assets of $0.4 million, an increase in total liabilities of $0.9 million and a decrease in shareholders’ equity of $0.5 million.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company adopted SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. The impact of the adoption at December 31, 2006, was a decrease in total assets of $0.4 million, an increase in total liabilities of $5.3 million and a decrease in shareholders’ equity, net of tax, of $3.7 million.

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

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the six month period ended June 30, 2006 of $9.0 million, or $0.73 per diluted share. Of the $9.0 million charge, $8.9 million, or $0.72 per diluted share, was recorded in the three month period ended March 31, 2006 and $0.1 million, or $0.01 per diluted share, was recorded in the three month period ended June 30, 2006. The after-tax charge is comprised of non-cash asset impairment charges of $7.1 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million. There was no charge to the Company’s earnings for the six months ended June 30, 2007.

The following table summarizes the pre-tax charge associated with the discontinued operation (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total

Pre-tax charge	$2,894	$11,682	$14,576
Change in estimate	--	(669)	(669)
Non-cash adjustments	(680)	(11,013)	(11,693)
Cash payments	(1,201)	--	(1,201)

Balance at June 30, 2006	1,013	--	1,013

Pre-tax charge	--	(2,580)	(2,580)
Non-cash adjustments	--	2,580	2,580
Cash payments	(626)	--	(626)

Balance at December 31, 2006	387	--	387

Pre-tax charge	--	--	--
Non-cash adjustments	--	--	--
Cash payments	(100)	--	(100)

Balance at June 30, 2007	$287	$--	$287

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Operations. Summary results of operations for the agricultural implements business were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$(8)	$3,356	$151	$10,419
Pretax (loss) income from
discontinued operations	(167)	58	(413)	(121)
Pretax loss on disposal of
discontinued operations	--	(174)	--	(13,907)
Income tax benefit	(59)	(41)	(145)	(4,910)

Net loss from discontinued operations	$(108)	$(75)	$(268)	$(9,118)

        The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006

Accounts receivable, net	$(53)	$1,331	$7,031
Inventories	320	587	676
Property, plant, and equipment, net	1,865	1,865	2,515

Assets of discontinued operations, net	$2,132	$3,783	$10,222

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

        At January 1, 2007, the Company had $2.5 million in unrecognized tax benefits, the recognition of which would have an effect of $2.5 million on the effective tax rate. At June 30, 2007, the Company had unrecognized tax benefits of $2.8 million, which would have an effect of $2.8 million on the effective tax rate. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007 and June 30, 2007, the Company had accrued $0.2 million and $0.3 million, respectively, for the potential payment of interest and $0.5 million for the potential payment of penalties.

        As of January 1, 2007 and June 30, 2007, the Company was subject to U.S. Federal income tax examinations for the tax years 2005 through 2006, and to non-U.S. income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

Note 5 – Finance Contracts Receivable Financing

        In March 2006, the Company entered into an asset securitization facility (the “Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (maximum 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million in 2006 which were included in other expense in the accompanying Condensed Consolidated Statement of Operations, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities (in thousands):

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Value of contracts sold	$74,816	$96,606
Cash received on sales of contracts	55,733	82,849

Retained interest in contracts sold	55,541	28,618

Cost of sales of finance contracts	$596	$1,345

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At June 30, 2007, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 4.87% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.0% annual loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.3 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.9 million. Retained interest of $37.7 million, $20.3 million and $17.7 million was included in current assets at June 30, 2007, December 31, 2006 and June 30, 2006, respectively, and $17.8 million, $16.8 million and $10.9 million was included in other assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with an outstanding note balance of $203.3 million at June 30, 2007. Finance contracts receivable sold and being serviced by the Company totaled $259.5 million at June 30, 2007. Of the $259.5 million in sold contracts receivable, $14.7 million were greater than 60 days past due at June 30, 2007. There were no credit losses on contracts sold through the Securitization Facility during the three and six month periods ended June 30, 2007. The Company received $1.2 and $0.6 million in service fee income during the six months ended June 30, 2007 and 2006, respectively.

        In addition to the sale of finance contracts receivable through the Securitization Facility, the Company sold finance contracts through limited recourse arrangements during 2007 and 2006. Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements for the six months ended June 30, 2007, and 2006 (in thousands):

	2007	2006

Value of contracts sold	$14,312	$20,644
Cash received on sales of contracts	14,085	20,095

Cost of sales of finance contracts	$227	$549

        At June 30, 2007, the Company serviced $375.5 million finance contracts receivable of which $259.5 million, $77.6 million and $18.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

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

Note 6 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006

Raw materials and supplies	$21,472	$22,120	$17,081
Work-in-process	2,070	3,044	2,377
Finished machines and parts	48,456	53,137	49,977

Total current cost value	71,998	78,301	69,435
Adjustment to LIFO basis	(29,652)	(29,652)	(28,130)

	$42,346	$48,649	$41,305

Note 7 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the six month periods ended June 30, 2007 and 2006 were as follows (in thousands):

Six months ended	June 30, 2007	June 30, 2006

Beginning balance	$5,778	$5,892
Accruals for warranties issued during the period	2,852	3,692
Accruals related to pre-existing warranties
(including changes in estimates)	(148)	(49)
Settlements made (in cash or in kind) during the period	(2,325)	(3,383)

Ending balance	$6,157	$6,152

Note 8 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$160	$171	$320	$342
Interest cost	724	724	1,448	1,448
Expected return on plan assets	(857)	(838)	(1,714)	(1,675)
Amortization of prior service cost	3	16	6	32
Amortization of net loss	240	297	480	594

Net periodic benefit cost	$270	$370	$540	$741

        The Company recorded a $0.7 million pension curtailment loss related to discontinued operations in 2006 (see Note 3, “Discontinued Operations”). The Company anticipates making $0.1 million of contributions to the pension plans during 2007. No contributions were made during the three or six month periods ended June 30, 2007.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$137	$101	$274	$203
Interest cost	113	86	226	173
Amortization of prior service cost	25	23	50	46
Amortization of net loss	25	19	50	38

Net periodic benefit cost	$300	$229	$600	$460

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service cost	$32	$26	$64	$51
Interest cost	30	27	60	53
Amortization of transition obligation	6	5	12	11
Amortization of net loss	13	13	26	26

Net periodic benefit cost	$81	$71	$162	$141

Note 9 – Shareholders’ Equity

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

        In the three month period ended June 30, 2007, the Company awarded 21,000 stock options to purchase common stock to directors. There were no options issued in the first quarter of 2007. In the three and six month periods ended June 30, 2006, the Company awarded 21,000 and 129,284 stock options, respectively, to purchase common stock to certain officers, key employees and directors. Awards of stock options under the plans are subject to certain vesting requirements and are accounted for using the fair value based method. In the six months ended June 30, 2007, the Company awarded 132,087 stock appreciation rights to certain key employees at the fair market value on the grant date. There were no stock appreciation rights issued in the three months ended June 30, 2007, or the six months ended June 30, 2006. The stock appreciation rights can only be settled in cash and are subject to certain vesting requirements.

        In 2007 and 2006, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 25,118 and 26,257 restricted shares awarded in the six months ended June 30, 2007 and 2006, respectively, with an average fair market value of $28.68 and $34.04 per share. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic shares	12,132	12,043	12,121	11,994
Effect of options and unvested
restricted stock	345	447	343	462

Diluted shares	12,477	12,490	12,464	12,456

        For the three and six months ended June 30, 2007, 146,284 options to purchase common shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted earnings per share. For the three and six months ended June 30, 2006, 129,284 options to purchase common shares were antidilutive.

The components of comprehensive income are as follows (in thousands):

	Six Months Ended
	June 30, 2007	June 30, 2006
Net income	$15,014	$6,653
Foreign currency translation
adjustments	373	640
Amortization of pension losses, net of tax	406	--
Unrealized gains (losses), net of tax	128	549

Other comprehensive gain (loss)	907	1,189

Comprehensive income	$15,921	$7,842

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

        In 2005, the Company entered into an interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The referenced 30 day LIBOR rate was 5.32% at June 30, 2007. The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap totaled $293,000 at June 30, 2007 and was recorded on the Condensed Consolidated Balance Sheets, with changes in fair value included in other comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales

        Net sales in the three months ended June 30, 2007 (“2007 second quarter”) were $135.3 million compared to $139.5 million in the three months ended June 30, 2006 (“2006 second quarter”), a decrease of $4.1 million, or 3%. Net sales remained solid, impacted by increased international sales and telescopic handler market share gains. International shipments of the Company’s skid loaders, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe, increased 24% from the 2006 second quarter. Shipments of all products from the Company’s European subsidiary, Gehl Europe, increased 27% in the second quarter of 2007. Along with the increase in shipments noted above, net sales were impacted by approximately 4 percentage points due to price increases during 2006 and 2007. These increases in shipments and pricing were offset by a 30% and 11% reduction in shipments of compact track loaders and North American skid loaders, respectively, during the 2007 second quarter as a result of continued softness in the North American housing market.

        Of the Company’s total net sales reported for the 2007 second quarter, $35.7 million were made to customers residing outside of the United States compared with $29.3 million in the 2006 second quarter. The increase in export sales was primarily due to increased sales of skid loaders by the Company’s European subsidiary, Gehl Europe. Skid loader shipments outside of North America increased to 44% of total Company skid loader sales versus 36% a year earlier.

Gross Profit

        Gross profit was $29.5 million in the 2007 second quarter compared to $30.1 million in the 2006 second quarter, a decrease of $0.6 million, or 2%. Gross profit as a percentage of net sales (“gross margin”) was 21.8% in the 2007 second quarter compared to 21.6% in the 2006 second quarter. The increase in gross profit as a percentage of sales was primarily driven by the favorable impact the Company continues to realize as a result of its added supply chain resources and investments in state-of-the-art manufacturing equipment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.7 million, or 11.6% of net sales, in the 2007 second quarter compared to $15.3 million, or 10.9% of net sales, in the 2006 second quarter. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects planned incremental investments in research and development and information technology projects totaling $0.9 million in the 2007 second quarter.

Income from Operations

        Income from operations in the 2007 second quarter was $13.8 million, or 10.2% of net sales, compared to income from operations of $14.9 million, or 10.7% of net sales, in the 2006 second quarter, a decrease of $1.0 million, or 7%.

Interest Expense

        Interest expense was $1.2 million in the 2007 second quarter compared to $0.8 million in the 2006 second quarter, an increase of $0.4 million. The increase in interest expense was due to an increase in the average outstanding debt during the 2007 second quarter compared to the 2006 second quarter (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $1.1 million in the 2007 second quarter compared to $0.8 million in the 2006 second quarter, an increase of $0.3 million. This increase was primarily due to the increase in average accounts receivable balances in the 2007 second quarter compared to the 2006 second quarter.

Net Other Expense

        The Company recorded net other expense of $0.3 million and $0.7 million in the 2007 second quarter and 2006 second quarter, respectively. The change in net other expense was primarily due to a $0.8 million reduction in the loss on sale of finance contracts receivable in the 2007 second quarter compared to the 2006 second quarter. This decrease was partially offset by foreign currency losses in the 2007 second quarter compared to foreign currency gains in the 2006 second quarter.

Income from Continuing Operations

        Income from continuing operations in the 2007 second quarter was $8.8 million, or 6.5% of net sales, compared to income from continuing operations of $9.4 million, or 6.7% of net sales, in the 2006 second quarter, a decrease of $0.6 million, or 6%.

(Loss) Income from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $108,000 in the 2007 second quarter compared to income from discontinued operations, net of tax of $37,000 in the 2006 second quarter.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded an additional $112,000 loss on the disposal of discontinued operations, net of tax in the 2006 second quarter. There was no loss on disposal of discontinued operations for the 2007 second quarter.

Net Income

        The Company recorded net income in the 2007 second quarter of $8.7 million compared to net income of $9.3 million in the 2006 second quarter, a decrease of $0.6 million, or 6%.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales

        Net sales in the six months ended June 30, 2007 (“2007 six months”) were $250.6 million compared to $261.6 million in the six months ended June 30, 2006 (“2006 six months”), a decrease of $11.0 million, or 4%. Net sales, in general, were favorably impacted by the continued strength of the Company’s international markets and telescopic handler market share gains. International shipments of the Company’s skid loaders, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe, increased 29% from the 2006 six months. Shipments of all products from the Company’s European subsidiary, Gehl Europe, increased 29% in the 2007 six months. Along with the increase in shipments noted above, net sales were impacted by approximately 4 percentage points due to price increases during 2006 and 2007. These increases in shipments and pricing were offset by a 28% and 14% reduction in shipments of compact track loaders and North American skid loaders, respectively, during the 2007 six months as a result of softness in the North American housing market.

        Of the Company’s total net sales reported for the 2007 six months, $67.7 million were made to customers residing outside of the United States compared with $52.9 million in the 2006 six months. The increase in export sales was primarily due to increased sales of skid loaders by the Company’s European subsidiary, Gehl Europe. Skid loader shipments outside of North America increased to 45% of total Company skid loader sales versus 35% a year earlier.

Gross Profit

        Gross profit was $55.3 million in the 2007 six months compared to $56.4 million in the 2006 six months, a decrease of $1.1 million, or 2%. Gross margin was 22.1% in the 2007 six months compared to 21.6% in the 2006 six months. The increase in gross profit as a percentage of sales was primarily driven by favorable product mix, as well as the favorable impact the Company continues to realize as a result of its added supply chain resources and investments in state-of-the-art manufacturing equipment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $30.7 million, or 12.2% of net sales, in the 2007 six months compared to $30.2 million, or 11.6% of net sales, in the 2006 six months. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects planned incremental investments in research and development and information technology projects totaling $1.3 million in the 2007 six months.

Income from Operations

        Income from operations in the 2007 six months was $24.6 million, or 9.8% of net sales, compared to income from operations of $26.1 million, or 10.0% of net sales, in the 2006 six months, a decrease of $1.5 million, or 6%.

Interest Expense

        Interest expense was $2.1 million in the 2007 six months compared to $1.9 million in the 2006 six months, an increase of $0.1 million. The increase in interest expense was due to an increase in the average outstanding debt during the 2007 six months compared to the 2006 six months (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $2.1 million in the 2007 six months compared to $2.0 million in the 2006 six months, an increase of $0.1 million. This increase was primarily due to the increase in average accounts receivable balances in the 2007 six months compared to the 2006 six months.

Net Other Expense

        The Company recorded net other expense of $1.3 million and $2.2 million in the 2007 six months and 2006 six months, respectively. The change in net other expense was primarily due to a $1.1 million decrease in the loss on sale of finance contracts receivable in the 2007 six months and $0.7 million in securitization facility structuring costs incurred during the 2006 six months. These decreases were partially offset by foreign currency losses recorded in the 2007 six months of $0.4 million versus foreign currency gains in the 2006 six months of $0.5 million.

Income from Continuing Operations

        Income from continuing operations in the 2007 six months was $15.3 million, or 6.1% of net sales, compared to income from continuing operations of $15.8 million, or 6.0% of net sales, in the 2006 six months, a decrease of $.5 million, or 3%.

Loss from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $268,000 in the 2007 six months compared to a loss from discontinued operations, net of tax of $79,000 in the 2006 six months.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a $9.0 million loss on the disposal of discontinued operations, net of tax in the 2006 six months. There was no loss on disposal of discontinued operations for the 2007 six months.

Net Income

        The Company recorded net income in the 2007 six months of $15.0 million compared to net income of $6.7 million in the 2006 six months. The 2006 six months net income included a $9.0 million loss on disposal of discontinued operations noted above.

Financial Condition

Working Capital

        The Company’s working capital was $214.0 million at June 30, 2007 as compared to $201.5 million at December 31, 2006 and $217.7 million at June 30, 2006. The change in working capital at June 30, 2007 from December 31, 2006 was primarily due to increases in accounts receivable and the current portion of retained interest from the sale of finance contracts. These increases in working capital were partially offset by an increase in accounts payable. Accounts receivable increased from December 31, 2006 primarily due to increased shipments during the 2007 six months to national account customers carrying longer terms, which were primarily driven by continued market share gains in telehandlers. The current portion of retained interest in sold finance contracts increased from December 31, 2006 due to an increase in the total portfolio balance of contracts in the Securitization Facility. The increase in accounts payable was due to increased production resulting from strong shipments.

        The change in working capital at June 30, 2007 from June 30, 2006 was primarily due to an increase in accounts receivable and the current portion of retained interest from the sale of finance contracts. These increases were partially offset by a decrease in assets of discontinued operations and an increase in short term debt obligations. Accounts receivable increased from June 30, 2006 primarily due to increased shipments to national account customers carrying longer terms, the addition of several new dealers in the period and decreased retail demand in the North American construction market. The current portion of retained interest from the sale of finance contracts increased from June 30, 2006 due to an increase in the total portfolio balance of contracts in the Securitization Facility. Assets of discontinued operations decreased from June 30, 2006 due to the continued collection on accounts receivable and disposition of inventory and property, plant and equipment related to the discontinued operations. Short term debt obligations increased from June 30, 2006 as the Company began issuing commercial paper during the fourth quarter of 2006. See “Debt and Equity” below for additional discussion.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2007 six months were approximately $3.6 million. The Company plans to make up to $10.0 million of capital expenditures in 2007, primarily to complete the Yankton, South Dakota manufacturing facility expansion, enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment.

Debt and Equity

        The Company maintains a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of June 30, 2007, the weighted average interest rate on Company borrowings outstanding under the Facility was 6.06%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of June 30, 2007.

        Borrowings under the Facility were $23.4 million, $24.7 million and $46.3 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Available unused borrowings under the Facility were $51.5 million, $75.1 million and $78.7 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Available borrowings at June 30, 2007 and December 31, 2006 were reduced by $50.0 million and $25.0 million, respectively, of outstanding commercial paper.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25.0 million in commercial paper under this arrangement. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50.0 million in commercial paper. The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility. At June 30, 2007, the Company had $50.0 million of short term commercial paper outstanding compared to $25.0 million outstanding at December 31, 2006.

        In May 2006, the Company entered into a $10.0 million committed line of credit facility with a commercial bank lender. Borrowings under this facility bear interest at 1.15% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expired on April 30, 2007. There were no borrowings outstanding under this facility at December 31, 2006 and June 30, 2006.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at June 30, 2007.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2007 will continue to be funded by operations and the Company’s borrowing arrangements.

        At June 30, 2007, shareholders’ equity had increased $28.8 million to $247.5 million from $218.6 at June 30, 2006. This increase primarily reflects the impact of net income of $27.9 million.

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock. No shares were repurchased under this authorization during the 2007 six months or 2006 six months. As of June 30, 2007, the Company has repurchased an aggregate of 227,850 shares under this authorization. All treasury stock acquired by the Company has been cancelled and returned to the status of authorized but unissued shares.

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

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by Purchaser in March 2006. At June 30, 2007, the Company had available unused capacity of $96.7 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. The Company continues to service substantially all contracts, whether or not sold. At June 30, 2007, the Company serviced $375.5 million finance contracts receivable of which $259.5 million, $77.6 million and $18.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1A.  Risk Factors

        There has not been any material change in the risk factors previously disclosed in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2001, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. The plan does not have an expiration date. No shares were repurchased under the plan during the three and six month periods ended June 30, 2007. As of June 30, 2007, the Company had authority to repurchase 272,150 shares under the plan.

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company’s 2007 annual meeting of shareholders held on April 27, 2007, Marcel-Claude Braud, William D. Gehl and John W. Splude were re-elected as directors of the Company for terms expiring at the 2010 annual meeting of shareholders:

Name of Nominee	Shares Voted For	Shares Withholding Authority
Marcel-Claude Braud	10,480,402	353,201
William D. Gehl	10,481,464	352,139
John W. Splude	10,491,324	342,279

        The following table sets forth the other directors of the Company whose terms of office continued after the 2007 annual meeting:

Name of Director	Year in Which Term Expires
Thomas J. Boldt	2008
Bruce D. Hertzke	2008
John T. Byrnes	2009
Richard J. Fotsch	2009
Dr. Herman Viets	2009

        In addition, at the 2007 annual meeting, shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2007. With respect to such approval, the number of shares voted for and against were 10,807,210 and 11,768, respectively. The number of shares abstaining was 14,625.

Item 6.  Exhibits

      Exhibit No.        Document Description

3.1	Articles of Amendment Amending the Preferences, Limitations and Relative Rights of Series A Preferred Stock [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2007]

3.2	Restated Articles of Incorporation, as amended, of Gehl Company

4.1	Rights Agreement, dated as of May 25, 2007, between Gehl Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Gehl Company, dated as of May 25, 2007 (Commission File No. 0-18110)) [Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on May 25, 2007]

10.1	Amendment to Retirement Income Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2007]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: August 9, 2007	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: August 9, 2007	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

      Exhibit No.        Document Description

3.1	Articles of Amendment Amending the Preferences, Limitations and Relative Rights of Series A Preferred Stock [Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2007]

3.2	Restated Articles of Incorporation, as amended, of Gehl Company

4.1	Rights Agreement, dated as of May 25, 2007, between Gehl Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Gehl Company, dated as of May 25, 2007 (Commission File No. 0-18110)) [Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on May 25, 2007]

10.1	Amendment to Retirement Income Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2007]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.