Form 10-Q
period 2007-09-30
GEHL CO
filed 2007-11-06
CIK 856386

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .. to .........

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $.10 Par Value	12,264,766

Gehl Company

FORM 10-Q

September 30, 2007

Report Index

Page No.
PART I. - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine
month Periods Ended September 30, 2007 and 2006	3
Condensed Consolidated Balance Sheets at September 30, 2007,
December 31, 2006, and September 30, 2006	4
Condensed Consolidated Statements of Cash Flows for the Nine month
Periods Ended September 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. - Other Information
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
Signatures	27

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$104,866	$121,021	$355,427	$382,599
Cost of goods sold	80,570	94,661	275,827	299,864

Gross profit	24,296	26,360	79,600	82,735
Selling, general and
administrative expenses	15,178	14,298	45,833	44,540

Income from operations	9,118	12,062	33,767	38,195
Interest expense	(1,271)	(831)	(3,348)	(2,774)
Interest income	997	975	3,103	3,019
Other expense, net	(1,213)	(951)	(2,559)	(3,105)

Income from continuing operations
before income taxes	7,631	11,255	30,963	35,335
Provision for income taxes	2,632	3,883	10,682	12,192

Income from continuing operations	4,999	7,372	20,281	23,143
Income (loss) from discontinued operations,
net of tax	52	(309)	(216)	(388)
Gain (loss) on disposal of discontinued
operations, net of tax	--	1,284	--	(7,755)

Net income	$5,051	$8,347	$20,065	$15,000

Diluted net income (loss) per share:
Continuing operations	$0.40	$0.59	$1.63	$1.86
Discontinued operations	0.00	0.08	(0.02)	(0.66)

Total diluted net income
per share	$0.40	$0.67	$1.61	$1.21

Basic net income (loss) per share:
Continuing operations	$0.41	$0.61	$1.67	$1.92
Discontinued operations	0.00	0.08	(0.02)	(0.68)

Total basic net income
per share	$0.42	$0.69	$1.65	$1.25

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	September 30, 2007	December 31, 2006	September 30, 2006
Assets
Cash	$6,805	$6,892	$3,733
Accounts receivable - net	225,361	187,582	207,361
Finance contracts receivable - net	13,277	8,371	11,318
Inventories	54,311	48,649	49,579
Assets of discontinued operations - net (Note 3)	474	3,783	5,382
Retained interest in sold finance contracts receivable	38,694	20,318	18,181
Deferred income tax assets	9,768	9,128	11,253
Prepaid expenses and other current assets	3,433	6,310	3,232

Total current assets	352,123	291,033	310,039

Property, plant and equipment - net	34,409	32,415	30,779
Goodwill	11,748	11,748	11,748
Other assets	35,538	29,842	25,357

Total assets	$433,818	$365,038	$377,923

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$212	$271	$278
Short-term debt obligations	49,997	25,000	1,268
Accounts payable	45,802	39,708	55,141
Liabilities of discontinued operations (Note 3)	141	387	577
Accrued and other current liabilities	27,292	24,138	27,776

Total current liabilities	123,444	89,504	85,040

Long-term debt obligations	35,643	25,183	50,292
Other long-term liabilities	20,788	19,642	15,792

Total long-term liabilities	56,431	44,825	66,084

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,264,766, 12,197,037 and 12,173,035
shares outstanding, respectively	1,227	1,220	1,218
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	86,864	85,006	83,006
Retained earnings	176,392	156,796	152,289
Accumulated other comprehensive loss	(10,540)	(12,313)	(9,714)

Total shareholders’ equity	253,943	230,709	226,799

Total liabilities and shareholders’ equity	$433,818	$365,038	$377,923

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities
Net income	$20,065	$15,000
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Loss on discontinued operations (non-cash), net of taxes	--	5,874
Depreciation and amortization	3,670	3,768
Compensation expense for share-based payments	1,430	1,191
Cost of sales of finance contracts	2,180	3,113
Proceeds from sales of finance contracts	105,108	153,497
Increase in finance contracts receivable	(112,194)	(132,035)
Increase in retained interest in sold finance contracts	(22,757)	(15,513)
(Decrease) increase in cash due to changes in:
Accounts receivable - net	(34,451)	(41,234)
Inventories	(4,432)	(5,169)
Accounts payable	5,031	9,637
Remaining working capital items	4,478	3,009

Net cash (used for) provided by operating activities	(31,872)	1,138

Cash Flows from Investing Activities
Property, plant and equipment additions	(4,345)	(3,979)
Proceeds from the sale of property, plant and equipment	58	2,276
Decrease in other assets	19	71

Net cash used for investing activities	(4,268)	(1,632)

Cash Flows from Financing Activities
Proceeds from (repayments on) revolving credit loans	10,532	(1,646)
Proceeds from (repayments on) other borrowings	24,866	(1,546)
Proceeds from and tax benefits on exercise of stock options	655	2,577

Net cash provided by (used for) financing activities	36,053	(615)

Net decrease in cash	(87)	(1,109)
Cash, beginning of period	6,892	4,842

Cash, end of period	$6,805	$3,733

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$3,292	$2,906
Income taxes	$8,135	$9,668

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

        In the opinion of management, the information furnished for the three and nine month periods ended September 30, 2007 and September 30, 2006 include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact , if any, of implementing SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of implementing SFAS 159 on our consolidated financial statements.

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

        The discontinuation of the agricultural implement business resulted in an after-tax charge to the Company’s earnings for the nine month period ended September 30, 2006 of $7.8 million, or $0.62 per diluted share. The after-tax charge reflected a reduction from the previous estimate of $9.0 million, or $.73 per diluted share, due to higher than expected proceeds from the sale of machinery and equipment associated with the discontinued operations. The after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $1.9 million. There was no charge to the Company’s earnings for the nine months ended September 30, 2007.

The following table summarizes the pre-tax charge associated with the discontinued operations (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total
Pre-tax charge	$2,894	$9,037	$11,931
Non-cash adjustments	(680)	(9,037)	(9,717)
Cash payments	(1,637)	--	(1,637)

Balance at September 30, 2006	577	--	577

Pre-tax charge	--	65	65
Non-cash adjustments	--	(65)	(65)
Cash payments	(190)	--	(190)

Balance at December 31, 2006	387	--	387

Pre-tax charge	--	--	--
Non-cash adjustments	--	--	--
Cash payments	(246)	--	(246)

Balance at September 30, 2007	$141	$--	$141

        The Company has reflected the results of its agricultural implements business as discontinued operations in the Condensed Consolidated Statements of Operations. Summary results of operations for the agricultural implements business were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$(1)	$44	$150	$10,463
Pretax income (loss) from discontinued operations	81	(475)	(332)	(596)
Pretax income (loss) on disposal of discontinued operations	--	1,976	--	(11,931)
Income tax expense (benefit)	29	526	(116)	(4,384)

Net income (loss) from discontinued operations	$52	$975	$(216)	$(8,143)

        The assets of the agricultural implements business are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Accounts receivable, net	$48	$1,331	$3,091
Inventories	316	587	426
Property, plant, and equipment, net	110	1,865	1,865

Assets of discontinued operations, net	$474	$3,783	$5,382

        In the three month period ended September 30, 2007, the Company reclassified property, plant and equipment totaling $1.3 million from assets of discontinued operations to property, plant and equipment – net on the Condensed Consolidated Balance Sheets as the result of a decision to renovate a discontinued manufacturing facility for use as a future research and development facility.

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

        At January 1, 2007, the Company had $2.5 million in unrecognized tax benefits, the recognition of which would have an effect of $2.5 million on the effective tax rate. At September 30, 2007, the Company had unrecognized tax benefits of $2.8 million, which would have an effect of $2.8 million on the effective tax rate. The Company does not believe it is reasonably probable that its unrecognized tax benefits will significantly change within the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007 and September 30, 2007, the Company had accrued $0.2 million and $0.3 million, respectively, for the potential payment of interest and $0.5 million for the potential payment of penalties.

As of January 1, 2007 and September 30, 2007, the Company was subject to U.S. Federal income tax examinations for the tax years 2005 through 2006, and to non-U.S. income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

Note 5 – Finance Contracts Receivable Financing

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (maximum of 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. The Company incurred one-time transaction costs of $0.7 million in 2006 which were included in other expense in the accompanying Condensed Consolidated Statement of Operations, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through asset securitization facilities (in thousands):

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Value of contracts sold	$111,102	$142,688
Cash received on sales of contracts	86,091	122,385

Retained interest in contracts sold	59,885	33,384

Cost of sales of finance contracts	$1,753	$2,332

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At September 30, 2007, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 3.97% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.0% loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.2 million. A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.9 million. Retained interest of $38.7 million, $20.3 million and $18.2 million was included in current assets at September 30, 2007, December 31, 2006 and September 30, 2006, respectively, and $21.2 million, $16.8 million and $15.2 million was included in other assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with an outstanding note balance of $203.3 million at September 30, 2007. Finance contracts receivable sold and being serviced by the Company totaled $262.4 million at September 30, 2007. Of the $262.4 million in sold contracts receivable, $20.5 million were greater than 60 days past due at September 30, 2007. Credit losses on contracts sold through the Securitization Facility during the three and nine month periods ended September 30, 2007 totaled $23,000. The Company received $1.9 million and $1.1 million in service fee income during the nine months ended September 30, 2007 and 2006, respectively.

        In addition to the sale of finance contracts receivable through the Securitization Facility, the Company sold finance contracts through limited recourse arrangements during 2007 and 2006. Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Value of contracts sold	$19,444	$31,893
Cash received on sales of contracts	19,017	31,112

Cost of sales of finance contracts	$427	$781

        At September 30, 2007, the Company serviced $370.8 million finance contracts receivable of which $262.4 million, $72.6 million and $13.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

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

Note 6 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Raw materials and supplies	$20,872	$22,120	$18,353
Work-in-process	2,525	3,044	2,747
Finished machines and parts	60,566	53,137	56,609

Total current cost value	83,963	78,301	77,709
Adjustment to LIFO basis	(29,652)	(29,652)	(28,130)

	$54,311	$48,649	$49,579

Note 7 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the nine month periods ended September 30, 2007 and 2006 were as follows (in thousands):

Nine months ended	September 30, 2007	September 30, 2006
Beginning balance	$5,778	$5,892
Accruals for warranties issued during the period	4,028	5,039
Accruals related to pre-existing warranties
(including changes in estimates)	(148)	(49)
Settlements made (in cash or in kind) during the period	(3,449)	(4,895)

Ending balance	$6,209	$5,987

Note 8 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$161	$171	$483	$513
Interest cost	730	724	2,190	2,172
Expected return on plan assets	(868)	(837)	(2,604)	(2,512)
Amortization of prior service cost	3	16	9	48
Amortization of net loss	241	297	723	891

Net periodic benefit cost	$267	$371	$801	$1,112

        The Company recorded a $0.7 million pension curtailment loss related to discontinued operations in 2006 (see Note 3, “Discontinued Operations”). The Company made contributions of $0.2 million during the three and nine month periods ended September 30, 2007. The Company does not anticipate making any additional contributions to the pension plans during 2007.

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$137	$102	$411	$305
Interest cost	113	87	339	260
Amortization of prior service cost	25	23	75	69
Amortization of net loss	25	19	75	57

Net periodic benefit cost	$300	$231	$900	$691

        The Company provides post employment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service cost	$32	$25	$96	$76
Interest cost	30	26	90	79
Amortization of transition obligation	6	6	18	17
Amortization of net loss	13	13	39	39

Net periodic benefit cost	$81	$70	$243	$211

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

        In the nine month period ended September 30, 2007, the Company awarded 21,000 stock options to purchase common stock to members of its board of directors. The Company did not award any stock options in the three months ended September 30, 2007. In the nine month period ended September 30, 2006, the Company awarded 129,284 stock options to purchase common stock to certain officers, key employees and directors. The Company did not award any stock options in the three month period ended September 30, 2006. Awards of stock options under the plans are subject to certain vesting requirements and are accounted for using the fair value based method. In the nine months ended September 30, 2007, the Company awarded 136,087 stock appreciation rights to certain key employees at the fair market value on the grant date. The Company did not award any stock appreciation rights in the nine months ended September 30, 2006. The stock appreciation rights can only be settled in cash and are subject to certain vesting requirements.

        In 2007 and 2006, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 26,118 and 26,257 restricted shares awarded in the nine months ended September 30, 2007 and 2006, respectively, with an average fair market value of $23.39 and $34.04 per share, respectively. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic shares	12,160	12,090	12,135	12,026
Effect of options and unvested
restricted stock	323	311	333	384

Diluted shares	12,483	12,401	12,468	12,410

        For the three and nine months ended September 30, 2007, 144,596 options to purchase common shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2006, 129,284 options to purchase common shares were anti-dilutive.

The components of comprehensive income are as follows (in thousands):

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net income	$20,065	$15,000
Foreign currency translation
adjustments	1,327	531
Amortization of pension losses, net of tax	609	--
Unrealized (losses) gains, net of tax	(163)	178

Other comprehensive gain	1,773	709

Comprehensive income	$21,838	$15,709

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

        In September 2007, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S Dollar versus the Euro as a result of the Euro purchase commitments. The forward contracts expire between June 16, 2008 and December 15, 2008 and have a notional amount of €6.0 million ($8.4 million) and contract rates ranging from €1.0:$1.4003 to €1.0:$1.4014. As the contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a current liability and an increase to cost of goods sold of $0.2 million during the three and nine month periods ended September 30, 2007.

        In 2005, the Company entered into an interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The referenced 30 day LIBOR rate was 5.12% at September 30, 2007. The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap totaled ($164,000) at September 30, 2007 and was recorded on the Condensed Consolidated Balance Sheets, with changes in fair value included in other comprehensive income.

Note 13 – Subsequent Events

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued. The plan does not have an expiration date. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales

        Net sales in the three months ended September 30, 2007 (“2007 third quarter”) were $104.9 million compared to $121.0 million in the three months ended September 30, 2006 (“2006 third quarter”), a decrease of $16.1 million, or 13%. Net sales were favorably impacted by continued market share gains and the strength of the international construction markets during the 2007 third quarter. Sales of the Company’s skid loaders during the 2007 third quarter increased 3% from the 2006 third quarter. In addition, price increases during 2006 and 2007 accounted for approximately 2.6 percentage points of net sales increase. These sales increases were offset by a reduction in telehandler, compact track loader and compact excavator shipments in the 2007 third quarter of 27%, 43% and 13%, respectively, primarily resulting from weakness in the domestic construction market.

        Of the Company’s total net sales reported for the 2007 third quarter, $33.3 million were made to customers residing outside of the United States compared with $23.4 million in the 2006 third quarter. The increase in export sales was driven by strong international markets resulting in a 41% increase in European sales as well as a 50% increase in rest of world sales.

Gross Profit

        Gross profit was $24.3 million in the 2007 third quarter compared to $26.4 million in the 2006 third quarter, a decrease of $2.1 million, or 8%. Gross profit as a percentage of net sales (“gross margin”) was 23.2% in the 2007 third quarter compared to 21.8% in the 2006 third quarter. Gross margin in the 2007 third quarter increased by one percentage point due to the favorable impact the Company continues to realize as a result of its added supply chain resources and initiatives. The remaining increase over the 2006 third quarter was the result of favorable product and customer mix, as well as improved product price realization.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $15.2 million, or 14.5% of net sales, in the 2007 third quarter compared to $14.3 million, or 11.8% of net sales, in the 2006 third quarter. The increase in selling, general and administrative expenses in the 2007 third quarter over the 2006 third quarter primarily reflects planned incremental investments in research and development projects totaling $0.6 million in the 2007 third quarter.

Income from Operations

        Income from operations in the 2007 third quarter was $9.1 million, or 8.7% of net sales, compared to income from operations of $12.1 million, or 10.0% of net sales, in the 2006 third quarter, a decrease of $2.9 million, or 24%.

Interest Expense

        Interest expense was $1.3 million in the 2007 third quarter compared to $0.8 million in the 2006 third quarter, an increase of $0.4 million. The increase in interest expense was due to an increase in the average outstanding debt during the 2007 third quarter compared to the 2006 third quarter (see “Financial Condition” below for a discussion of changes in outstanding debt).

Net Other Expense

        The Company recorded net other expense of $1.2 million and $1.0 million in the 2007 third quarter and 2006 third quarter, respectively. The increase in other expense was primarily due to an increase in the loss on the sale of finance contracts receivable in the 2007 third quarter compared to the 2006 third quarter.

Income from Continuing Operations

        Income from continuing operations in the 2007 third quarter was $5.0 million, or 4.8% of net sales, compared to income from continuing operations of $7.4 million, or 6.1% of net sales, in the 2006 third quarter, a decrease of $2.4 million, or 32%.

Income (Loss) from Discontinued Operations, Net of Tax

        The Company recorded income from discontinued operations, net of tax of $52,000 in the 2007 third quarter compared to a loss from discontinued operations, net of tax of $309,000 in the 2006 third quarter.

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax

        The Company recorded $1.3 million of income on the disposal of discontinued operations, net of tax in the 2006 third quarter. There was no loss on disposal of discontinued operations for the 2007 third quarter.

Net Income

        The Company recorded net income in the 2007 third quarter of $5.1 million compared to net income of $8.3 million in the 2006 third quarter, a decrease of $3.3 million, or 39%.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales

        Net sales in the nine months ended September 30, 2007 (“2007 nine months”) were $355.4 million compared to $382.6 million in the nine months ended September 30, 2006 (“2006 nine months”), a decrease of $27.2 million, or 7%. Net sales were favorably impacted by continued market share gains and the strength of the international construction markets during the 2007 third quarter. Sales of the Company’s skid loaders during the 2007 nine months increased 2% from the 2006 nine months. In addition, price increases during 2006 and 2007 accounted for approximately 3.6 percentage points of net sales increase. These sales increases were offset by a reduction in telehandler, compact track loader and compact excavator shipments in the 2007 nine months of 8%, 32% and 14%, respectively, primarily resulting from weakness in the domestic construction market.

        Of the Company’s total net sales reported for the 2007 nine months, $101.0 million were made to customers residing outside of the United States compared with $76.3 million in the 2006 nine months. The increase in export sales was driven by strong international markets resulting in a 33% increase in European sales as well as a 37% increase in rest of world sales.

Gross Profit

        Gross profit was $79.6 million in the 2007 nine months compared to $82.7 million in the 2006 nine months, a decrease of $3.1 million, or 4%. Gross margin was 22.4% in the 2007 nine months compared to 21.6% in the 2006 nine months. Gross margin in the 2007 nine months increased by approximately one percentage point due to the favorable impact the Company continues to realize as a result of its added supply chain resources and initiatives. The remaining increase over the 2006 nine months was the result of favorable product and customer mix, as well as improved product price realization.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $45.8 million, or 12.9% of net sales, in the 2007 nine months compared to $44.5 million, or 11.6% of net sales, in the 2006 nine months. The increase in selling, general and administrative expenses primarily reflects planned incremental investments in research and development and information technology projects totaling $1.9 million in the 2007 nine months.

Income from Operations

        Income from operations in the 2007 nine months was $33.8 million, or 9.5% of net sales, compared to income from operations of $38.2 million, or 10.0% of net sales, in the 2006 nine months, a decrease of $4.4 million, or 12%.

Interest Expense

        Interest expense was $3.3 million in the 2007 nine months compared to $2.8 million in the 2006 nine months, an increase of $0.6 million. The increase in interest expense was due to an increase in the average outstanding debt during the 2007 nine months compared to the 2006 nine months (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

        Interest income was $3.1 million in the 2007 nine months compared to $3.0 million in the 2006 nine months, an increase of $0.1 million. This increase was primarily due to the increase in average accounts receivable in the 2007 nine months compared to the 2006 nine months.

Net Other Expense

        The Company recorded net other expense of $2.6 million and $3.1 million in the 2007 nine months and 2006 nine months, respectively. The change in net other expense was primarily due to a $0.7 million reduction in securitization implementation costs in the 2007 nine months and a decrease in the loss on sale of finance contracts receivable of $0.9 million. These reductions were offset, in part, by approximately $0.2 million in foreign currency losses in the 2007 nine months compared to $0.9 million in foreign currency gains in the 2006 nine months.

Income from Continuing Operations

        Income from continuing operations in the 2007 nine months was $20.3 million, or 5.7% of net sales, compared to income from continuing operations of $23.1 million, or 6.0% of net sales, in the 2006 nine months, a decrease of $2.9 million, or 12%.

Income (Loss) from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax of $216,000 in the 2007 nine months compared to a loss from discontinued operations, net of tax of $388,000 in the 2006 nine months.

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a $7.8 million loss on the disposal of discontinued operations, net of tax in the 2006 nine months. There was no loss on disposal of discontinued operations for the 2007 nine months.

Net Income

        The Company recorded net income in the 2007 nine months of $20.1 million compared to net income of $15.0 million in the 2006 nine months. The 2006 nine months net income included a $7.8 million loss on disposal of discontinued operations noted above.

Financial Condition

Working Capital

        The Company’s working capital was $228.7 million at September 30, 2007 compared to $201.5 million at December 31, 2006 and $225.0 million at September 30, 2006. The change in working capital at September 30, 2007 from December 31, 2006 was primarily due to increases in accounts receivable and retained interest in sold finance contracts, offset in part, by a reduction in income tax receivable and discontinued operations net assets as well as an increase in accounts payable. Accounts receivable increased from December 31, 2006 primarily due to increased shipments during the 2007 nine months to national account customers with longer payment terms, which were primarily driven by continued market share gains in telehandlers. The current portion of retained interest in sold finance contracts increased from December 31, 2006 due to an increase in the total portfolio balance of contracts in the asset securitization facility (“the Securitization Facility”). The reduction in other current assets was the result of federal income tax refunds received in the 2007 nine months. The increase in accounts payable was due to increased production at September 30, 2007 versus December 31, 2006.

        The change in working capital at September 30, 2007 from September 30, 2006 was primarily due to an increase in accounts receivable and the current portion of retained interest from the sale of finance contracts. These increases were partially offset by a decrease in assets of discontinued operations and an increase in short term debt obligations. Accounts receivable increased from September 30, 2006 primarily due to increased shipments to national account customers with longer payment terms, the addition of several new dealers in the period and decreased retail demand in the North American construction market. The current portion of retained interest from the sale of finance contracts increased from September 30, 2006 due to an increase in the total portfolio balance of contracts in the Securitization Facility. Assets of discontinued operations decreased from September 30, 2006 due to the continued collection on accounts receivable and disposition of inventory related to the discontinued operations. Short term debt obligations increased from September 30, 2006 as the Company began issuing commercial paper during the fourth quarter of 2006. See “Debt and Equity” below for additional discussion.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2007 nine months were approximately $4.3 million. The Company plans to make up to $7.0 million of capital expenditures in 2007, primarily to complete the Yankton, South Dakota manufacturing facility expansion, enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment.

Debt and Equity

        The Company maintains a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of September 30, 2007, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.79%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of September 30, 2007.

        Borrowings under the Facility were $35.3 million, $24.7 million and $49.8 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Available unused borrowings under the Facility were $39.7 million, $75.1 million and $75.2 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Available borrowings at September 30, 2007 and December 31, 2006 were reduced by $50.0 million and $25.0 million, respectively, of outstanding commercial paper.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25.0 million in commercial paper under this arrangement. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50.0 million in commercial paper. The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility. At September 30, 2007, the Company had $50.0 million of short term commercial paper outstanding at a rate of 5.67% compared to $25.0 million outstanding at December 31, 2006 at a rate of 5.45%.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at September 30, 2007.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2007 will continue to be funded by operations and the Company’s borrowing arrangements.

        At September 30, 2007, shareholders’ equity had increased $27.1 million to $253.9 million from $226.8 million at September 30, 2006. This increase primarily reflects net income of $24.6 million.

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued. The plan does not have an expiration date. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares.

Contractual Obligations

        Other than the changes in the outstanding borrowings, capital commitments and Financial Accounting Standards Board Interpretation No. 48 liabilities, as described above, there have been no material changes to the annual maturities of debt obligations, future minimum, non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 8 and 15, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (the “Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (maximum of 90% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by Purchaser in March 2006. At September 30, 2007, the Company had available unused capacity of $96.7 million under the Securitization Facility.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. The Company continues to service substantially all contracts, whether or not sold. At September 30, 2007, the Company serviced $370.8 million finance contracts receivable of which $262.4 million, $72.6 million and $13.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1A. Risk Factors

        There has not been any material change in the risk factors previously disclosed in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued. The plan does not have an expiration date. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares.

Item 6. Exhibits

Exhibit No.	Document Description
10.1	Amendment No. 4 to Receivables Purchase Agreement dated as of July 13, 2007, among
Gehl Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and
JPMorgan Chase Bank, N.A.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Report by the Chief Executive Officer and
Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: November 6, 2007	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2007	By: /s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description
10.1	Amendment No. 4 to Receivables Purchase Agreement dated as of July 13,
2007, among Gehl Company, Gehl Funding II, LLC, Park Avenue Receivables
Company, LLC and JPMorgan Chase Bank, N.A.
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Report by the Chief Executive Officer
and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley
Act of 2002.