Form 10-K
period 2007-12-31
GEHL CO
filed 2008-03-07
CIK 856386

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from __ to __

Commission file number 01-33504

Gehl Company
(Exact name of registrant as specified in its charter)

Wisconsin	39-0300430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
143 Water Street, West Bend, WI	53095
(Address of principal executive office)	(Zip Code)

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

Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer        Accelerated filer   X   Non-accelerated filer        Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: $312,597,793 at June 30, 2007.

        Number of shares outstanding of each of the registrant’s classes of common stock, as of February 8, 2008:

Class	Shares Outstanding
Common Stock, $.10 Par Value	12,097,623

DOCUMENTS INCORPORATED BY REFERENCE
Gehl Company Proxy Statement for the 2008 Annual Meeting of Shareholders
(to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year end and, upon such filing, to be incorporated by reference into Part III)

GEHL COMPANY

_________________

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2007

PART I

Special Note Regarding Forward-Looking Statements

        Gehl Company (the “Company” or “Gehl”) intends that certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects,” “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors cited in Part I, Item 1A of this filing, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for the future, including those listed in the “2008 Outlook” below, are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

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

        The Company believes that it has one of the most extensive compact equipment-focused product offerings in North America. Its compact equipment consists of skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders and asphalt pavers. The Company also provides an assortment of related attachments, including pallet forks, augers and backhoes, primarily for skid loaders. While the Company manufactures a majority of the products it sells, it has also proactively established strategic alliances with select European and Asian compact equipment manufacturers to distribute their products under its brand names. These alliances further broaden the Company’s product offering and leverage its distribution network.

        The Company markets its products under the Gehl, Mustang and Edge brand names through its network of independent dealers located primarily in North America and Europe. The Company’s dealers, which number in excess of 630 in North America along with approximately 110 distributors in the rest of the world, sell its compact equipment and attachments to contractors, sub-contractors, owner operators, rental stores, farmers, landscapers and municipalities. Many of these dealers also operate their own rental fleets. Over time, the Company has cultivated and built what it considers to be one of the largest independent compact equipment distribution networks in North America. The Company attempts to differentiate itself by offering dealers a comprehensive compact equipment offering and allowing them to carry only the products which optimize their overall product portfolio for their individually served markets. It also supports its dealer network by providing floor plan, retail and rental fleet financing. It believes the combination of its product offering and financing support provides a significant opportunity to continue to expand sales to existing dealers and attract additional dealers in new territories.

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

        In the fourth quarter of 2007, the discontinuation of the agricultural implement product line was concluded and resulted in an after-tax charge to the Company’s earnings for the year ended December 31, 2007 of $0.3 million, or $0.02 per diluted share, which included additional employee severance and related benefits costs.

        For the year ended December 31, 2006, the discontinuation of the agricultural implement product line resulted in an after-tax charge of $7.8 million, or $0.63 per diluted share. The cumulative after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $2.2 million.

        The Company has reflected the results of its agricultural implements product line as discontinued operations in the Consolidated Statements of Income and 2005 results have been restated. Summary results of operations for the agricultural implements product line were as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Net sales	$150	$10,489	$31,255

Pretax loss from discontinued
operations	$(383)	$(1,190)	$(525)
Pretax loss on disposal of
discontinued operations	(429)	(11,996)	--
Income tax benefit	270	4,615	187

Loss from discontinued operations	$(542)	$(8,571)	$(338)

        The assets of the agricultural implements product line are reflected as net assets of discontinued operations in the Consolidated Balance Sheets and were as follows (in thousands):

December 31,	2007	2006
Accounts receivable, net	$152	$1,331
Inventories	--	587
Property, plant, and equipment, net	110	1,865

Assets of discontinued operations, net	$262	$3,783

        In the three month period ended September 30, 2007, the Company reclassified property, plant and equipment totaling $1.3 million from assets of discontinued operations to property, plant and equipment – net on the Consolidated Balance Sheets as the result of a decision to renovate a discontinued manufacturing facility for use as a future research and development facility.

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

Marketing and Distribution

        The Company markets its compact equipment in North America through approximately 630 independent dealers and internationally through approximately 110 distributors. The Company markets its attachments through its dealer network as well as through non-Gehl or Mustang dealers, catalogs and its Compact Equipment Attachments Inc. website. The Company’s top ten dealers and distributors of compact equipment accounted for approximately 27% of the Company’s consolidated sales for the year ended December 31, 2007. One national account, Rental Service Corporation, accounted for approximately 11% of the Company’s consolidated sales for the year ended December 31, 2007. Sales of the skid loader product line accounted for approximately 40%, 36% and 36% of the Company’s consolidated sales in 2007, 2006 and 2005, respectively. Sales of the telescopic handler product line accounted for approximately 32%, 33% and 26% of the Company’s consolidated sales in 2007, 2006 and 2005, respectively.

        The Company believes that maintenance and expansion of its dealer network is important to its ongoing success in the compact equipment market. Various forms of support are provided for its equipment dealers, including world-wide sales and service training, and, in the United States and Canada, floor plan financing for its dealers and retail financing for both its dealers and their customers. The equipment dealers in North America are also supported by district sales managers who provide a variety of services, including training, market evaluation, business planning, equipment demonstrations and sales, and regional field service representatives who assist in training and provide routine dealer service support functions, including warranty and service assistance. The Company has a service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois.

Industry and Competition

        The Company operates principally in the global compact equipment industry. Its equipment is primarily used for earth moving, material handling and paving applications, particularly in projects where space, mobility and manpower are at a premium. Sales in this market are driven by activity in the residential, commercial and industrial construction, farming, recycling and paving industries. The market for compact equipment is particularly dependent on the level of light construction and repair projects such as residential and light commercial building, landscaping and recycling. Job mechanization continues to drive demand in the compact market as construction providers and farmers look to replace costly manual labor with compact, affordable, multi-purpose machines.

        The Company primarily focuses on six compact equipment product categories: skid loaders, telescopic handlers, compact excavators, compact track loaders, all-wheel-steer loaders and asphalt pavers. It also provides an assortment of related attachments, including pallet forks, augers and backhoes, primarily for skid loaders. The Company competes with numerous companies in each of its served markets, primarily based on price, quality, service and distribution. Its compact equipment product lines face competition in all of the Company’s markets. In general, each line competes with a small group of seven to twelve different companies, some of which are larger than the Company.

        The primary markets for the Company’s compact equipment outside of North America are in Europe, Australia, Latin America, the Middle East and the Pacific Rim. The Company believes it is a significant competitor in the skid loader market in most of these markets.

Backlog

        The backlog of unfilled equipment orders (which orders are subject to cancellation in certain circumstances) as of December 31, 2007 was $39.6 million versus $51.6 million at December 31, 2006. Virtually all orders in the backlog at December 31, 2007, are expected to be shipped in 2008. The decrease in the backlog is primarily attributable to a decrease in lead times as a result of available industry manufacturing capacity for telescopic handlers and available inventory in the market at December 31, 2007. This decrease is being partially offset by increased demand for the Company’s skid loaders in both North America and internationally.

Floor Plan and Retail Financing

Floor Plan Financing

        The Company, as is typical in its industry, generally provides floor plan financing for its dealers. Products shipped to dealers under the Company’s floor plan financing program are recorded by the Company as sales and the dealers’ obligations to the Company are reflected as accounts receivable.

        The Company provides interest-free floor plan financing to its dealers for equipment for varying periods of time, generally up to nine months. Dealers who sell products utilizing floor plan financing are required to make immediate payment for those products to the Company upon sale or delivery to the retail customer. At the end of the interest-free period, if the equipment remains unsold to retail customers, the Company generally charges interest to the dealer at approximately 3% above the prime rate or, on occasion, provides an interest-free extension of up to three months upon payment by the dealer of a curtailment of 25% of the original invoice price to the dealer. This type of floor plan equipment financing accounts for approximately 82% of the Company’s dealer accounts receivable, with all such floor plan receivables required to be secured by a first priority security interest in the equipment sold.

Retail Financing

        The Company also provides retail financing primarily to facilitate the sale of equipment to end users. Additionally, a number of dealers purchase equipment which is held for rent to the public. The Company also provides rental fleet financing to such dealers in connection with these purchases. Retail financing in the United States is provided by the Company primarily through Gehl Finance, the Company’s finance division. Retail financing is provided in Canada by third parties at rates subsidized by the Company.

        The Company maintains arrangements with third parties pursuant to which the Company sells retail and rental fleet finance contracts through an asset securitization program and limited recourse arrangements. The finance contracts require periodic installments of principal and interest over periods of up to 72 months; interest rates are based on market conditions. The majority of these contracts have maturities of 12 to 60 months. The Company continues to service the finance contracts it sells, including cash collections. For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable,” included in Part II, Item 7 of this Form 10-K and Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of this Form 10-K.

Employees

        As of December 31, 2007, the Company had 848 employees, of which 473 were hourly employees and 375 were salaried employees. Currently none of the Company’s employees are represented by unions. There have been no labor-related work stoppages at the Company’s facilities during the past thirty-four years.

Manufacturing and Sourcing

        The Company manufactures its products at two efficient and flexible manufacturing facilities located in South Dakota. In April 2006, the Company discontinued the manufacturing and distribution of agricultural implements at its facility in West Bend, Wisconsin. In 2006, the Company began a second expansion of its Yankton, South Dakota facility that increased its manufacturing space by 28,100 square feet in addition to the expansion completed in 2005 that increased the facility’s size by 53,200 square feet. The Company has further enhanced its manufacturing capabilities through significant investments in painting systems, laser cutting equipment, robotic welding and other metal-forming technologies. The Company believes its ongoing investment in operational efficiency enhances its competitive cost position and operating margins.

        The Company has established key strategic relationships with leading compact equipment manufacturers to market their products through the Company’s distribution network under the Gehl and Mustang brands. In July 2004, the Company announced a strategic alliance with the French company Manitou BF S.A. to manufacture and distribute select models of its market-leading compact telescopic handlers in the United States. Since 1999 the Company has had a distribution arrangement covering North and South America with Wacker Neuson AG (formerly Neuson Kramer Baumaschinen AG), an Austrian and German manufacturer of compact excavators and all-wheel-steer loaders. The Company also has a strategic alliance with Takeuchi Mfg. Co., Ltd. based in Japan to distribute compact track loaders in North and South America. In addition, most of the products in the Company’s wide assortment of attachments are sourced from other leading manufacturers. The Company has actively expanded its attachment offerings in response to the growing demand for product versatility. The Company periodically assesses its sourcing relationships and believes these relationships allow the Company to capitalize on its partners’ expertise to provide a broad offering of top-quality compact equipment and attachments.

        The Company purchases many commodities, such as steel and rubber, as well as component parts, including engines and axles through various sources. In most cases, the Company’s raw materials are sourced through multiple suppliers. Some of the Company’s products are designed to work only with particular components and, as a result, rely on a single source of supply for certain components.

Research and Development

        The Company attempts to maintain and strengthen its market position through internal new product development and incremental improvements to existing products. The Company’s research and development is devoted to developing new products that meet specific customer needs and to devising incremental improvements to existing products. Research and development performed by the Company includes the designing and testing of new and improved products as well as the fabrication of prototypes. The Company expended approximately $4.5 million, $2.8 million and $2.6 million on research and development for the years ended December 31, 2007, 2006 and 2005, respectively.

Patents and Trademarks

        The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers the patents, trademarks and service marks important in the operation of its business, including Gehl®, Gehl Finance®, Mustang®, Dynalift®, EDGE®, Hydraloc™, Powerview®, Power Protection Plan® and Select-A-Boom™, the business of the Company is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Available Information

        The Company’s filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Exchange Act, are made available free of charge through the Corporate Governance section of the Company’s Internet website at www.gehl.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330. The Company also makes available, free of charge, its Ethics Policy, Corporate Governance Guidelines, committee charters and other information related to the Company on the Company’s Internet website or in printed form upon request.

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

        Our business depends upon general activity levels in the construction and agricultural industries. Historically, these industries have been cyclical. As a result, our operating profits are susceptible to a number of industry-specific factors, including:

•	prevailing levels of construction, especially housing starts, and levels of industrial production;

•	public spending on infrastructure;

•	market interest rates and the availability of credit;

•	volatility of sales to rental companies;

•	real estate values;

•	consumer confidence;

•	changes in farm income and farmland value;

•	the level of worldwide farm output and demand for farm products;

•	commodity prices;

•	energy prices;

•	government agricultural policies and subsidies;

•	animal diseases and crop pests; and

•	weather.

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

        We are exposed to fluctuations in market prices for commodities, such as steel and rubber, as well as component parts, including engines. In recent years, the prices of various raw materials and component parts have increased significantly, and we have been unable to avoid exposure to global price fluctuations and supply limitations, such as occurred in 2005, 2006 and 2007 with the cost and availability of steel and related products. In addition, our products are designed to work with particular components. As a result, our products, in certain cases, rely on a single source of supply for certain components. If we are unable to purchase the raw materials and components we require or are unable to pass on price increases to our customers, our future profitability may be adversely affected.

The construction and agricultural industries in which we operate are competitive, and competitors’offerings of new products or services or lower prices could result in a decrease in our net sales and earnings.

        We compete with global full-line suppliers (including Caterpillar Inc., Deere & Company, Case Construction Equipment and Komatsu Ltd.) with a presence in every market and a broad range of products as well as with product line specialists (including Oshkosh Corporation (JLG), Doosan Infracore International (Bobcat) and Takeuchi Mfg. Co. Ltd.). Some of our competitors are larger than us and have greater financial, manufacturing, marketing and distribution resources. Competitive pricing, product initiatives and other actions taken by our competitors could cause us to lose customers or force us to decrease our sales prices, resulting in lower net sales and earnings.

We source some of our products from third parties and any interruption in the supply of these products could adversely affect our profitability.

        We source compact excavators, all-wheel-steer loaders and compact track loaders from third-party foreign suppliers. Any interruption in the supply of these products or any material increase in prices could adversely affect our net sales and profitability. We are exposed to foreign currency risk with respect to the prices of these products. Any material change in the value of the United States dollar versus other currencies could adversely impact our profitability.

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

        During March 2006, we decided to discontinue the manufacturing and distribution of our agricultural implement products. As a result, we recorded a $5.9 million after-tax non-cash impairment charge related to agricultural implement field and factory inventory and certain property, plant and equipment and a $2.2 million after-tax cash charge related to severance and other termination costs. Of the charge, $0.3 million and $7.8 million was recorded in 2007 and 2006, respectively. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.” If we incur additional unanticipated expenses associated with the discontinuation of our implement product line, then our net income could be adversely affected in future periods.

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

Item 2. Properties

        The following table sets forth certain information as of December 31, 2007, related to the Company’s manufacturing facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Capital Expenditures,” included in Part II, Item 7 of this Form 10-K.

	Approximate Floor Area in Square Feet	Owned or Leased	Principal Uses
West Bend, WI	481,000	Owned	Corporate offices, engineering,
			research and development,
			distribution of products
			manufactured by third parties,
			and former manufacturing
			facility for agricultural
			implements
Madison, SD	260,000	Owned	Manufacture of skid loaders and
			distribution of track loaders
			and attachments
Yankton, SD	215,900	Owned	Manufacture of telescopic
			handlers and asphalt pavers

        The Company also has a 32 month renewable service agreement with a vendor for a centralized parts distribution center located in Belvidere, Illinois, a 60 month operating lease for a warehouse and distribution facility in Madison, South Dakota, and an 18 month operating lease for a storage facility in Madison, South Dakota. In addition, the Company has operating leases for sales offices in Minnesota and Wisconsin and for a sales and distribution facility in Germany.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

Executive Officers of the Registrant

        Set forth below is certain information concerning the executive officers of the Company as of February 1, 2008:

Name, Age and Position	Business Experience
William D. Gehl, 61,	Mr. Gehl has served as Chairman of the Board of Directors of the
Chairman of the Board of Directors and	Company since April, 1996 and as Chief Executive Officer of the Company
Chief Executive Officer	since November, 1992. Mr. Gehl served as President of the Company from
November, 1992 to April 2003 and has served as a director of the
Company since 1987.
Malcolm F. Moore, 57,	Mr. Moore joined the Company as Executive Vice President and Chief
President and Chief Operating Officer	Operating Officer in August, 1999. Mr. Moore was elected President and
Chief Operating Officer in April, 2003. Prior to joining the Company,
Mr. Moore served in a variety of executive positions in marketing, engineering, and general management with FMC Corporation, General
Signal Corporation, Merrill Lynch Capital Corporation, and Ruhrgas
Industries, GmbH. Mr. Moore is also a director of Twin Disc, Inc., a leading designer, manufacturer and distributor of power transmission equipment.
Thomas M. Rettler, 47,	Mr. Rettler joined the Company as Vice President and Chief Financial
Vice President and Chief Financial Officer	Officer in August 2004. Prior to joining the Company, Mr. Rettler served as Vice President, Finance and Chief Financial Officer for WICOR
Industries, Inc. (WICOR), a manufacturing subsidiary of Wisconsin
Energy Corporation, from 2003 to July, 2004. Mr. Rettler was also Vice
President, Finance for Sta-Rite Industries, Inc., a subsidiary of
WICOR, from 1999 to 2003.
Daniel M. Keyes, 39,	Mr. Keyes joined the Company as Vice President Sales and Marketing in
Vice President, Sales and Marketing	December 2000. From 1996 until joining the Company, Mr. Keyes held a variety of senior marketing management positions, most recently,
Director, Strategic Accounts, with CNH Global NV, a manufacturer of agricultural and construction equipment.
Daniel L. Miller, 49,	Mr. Miller joined the Company as Director of Manufacturing Operations
Vice President, Manufacturing Operations	in October, 2001. Mr. Miller was appointed Vice President,
Manufacturing Operations in December, 2005. Prior to joining the
Company, Mr. Miller held a variety of management positions in manufacturing and distribution, most recently General Manager of
Distribution and Logistics from 1999 to 2001 and Operations Manager of multiple facilities for Woods Equipment Company, a manufacturer of agricultural, turf and construction equipment.

Name, Age and Position	Business Experience

James J. Monnat, 52,	Mr. Monnat joined the Company as Treasurer and Director of Tax in
Vice President and Treasurer	January, 2005, and was appointed Treasurer in July, 2005. Mr. Monnat was appointed Vice President and Treasurer in April, 2007. Prior to
joining the Company, Mr. Monnat served as Chief Financial Officer and
Treasurer of WE Power, LLC, a Wisconsin Energy Corporation subsidiary responsible for the design, development and construction of additional electric power generation in the State of Wisconsin, from December,
2001 to September, 2004. Mr. Monnat was an independent financial consultant during 2001. Mr. Monnat was Treasurer of WICOR, Inc., a
Milwaukee-based utility holding company, from 1998 to 2000.
Michael J. Mulcahy, 61,	Mr. Mulcahy has served as General Counsel of the Company since 1974 and
Vice President, Secretary and General	became Secretary in 1977 and a Vice President in 1986. Mr. Mulcahy has
Counsel	served as President of Equipco Insurance Company, Ltd. (a liability insurance carrier for equipment manufacturers, including the Company)
since 1988. Mr. Mulcahy is a member of the American Corporate Counsel
Association and the American and Wisconsin Bar Associations.
Brian L. Pearlman, 40,	Mr. Pearlman joined the Company as Vice President, Human Resources in
Vice President, Human Resources	July 2007. Prior to joining the Company, Mr. Pearlman served as
Director of Human Resources for Cessna Aircraft Company, a wholly owned subsidiary of Textron Inc., a diversified manufacturer with interests in aircraft, industrial and automotive products, fastening systems and finance, from June, 2006 through April, 2007. Mr. Pearlman served as
Vice President of Human Resources for E-Z-GO, a wholly owned subsidiary of Textron Inc. from February, 2004 through August, 2006. Prior to
February 2004, Mr. Pearlman held various positions with Textron Golf,
Turf and Specialty Products including, most recently, Six Sigma Lead from February, 2002 to February, 2004.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued shares. The plan does not have an expiration date. As of December 31, 2007, a total of 123,600 shares had been repurchased. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares under the previous plan.

As of December 31, 2007	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October - November	--	$ --	--	1,000,000
December	123,600	16.69	123,600	876,400

Total	123,600	$ 16.69	123,600	876,400

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

        The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “GEHL.” A summary of the high and low prices of Gehl’s common stock by quarter, as reported by the Nasdaq Global Select Market, follows:

Price Range
	2007	2006
First Quarter	$24.02-29.99	$25.90-35.05
Second Quarter	24.27-31.67	22.16-40.73
Third Quarter	19.87-33.17	22.43-29.77
Fourth Quarter	15.50-23.19	25.81-30.75

Year	$15.50-33.17	$22.16-40.73

        The Company did not declare or pay any cash dividends in 2007 or 2006 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As of February 19, 2008, shareholders of record numbered 389.

Performance Information

        The following graph compares the cumulative total return (change in stock price plus reinvested dividends) of the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Small Cap Construction and Farm Machinery Index. The graph assumes $100 was invested on December 31, 2002 in each of the three alternatives, and that all dividends were reinvested.

Comparison of Five Year Cumulative Market Performance
Among S&P 500 Index, S&P Small Cap Construction and Farm Machinery Index, and the Company
(Assumes $100 invested December 31, 2002 with dividends reinvested)

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
S&P Composite 500	$100.00	$128.69	$142.69	$149.70	$173.33	$182.85

S&P Small Cap Construction
and Farm Machinery Index	$100.00	$168.44	$225.64	$286.59	$386.26	$486.69

Gehl	$100.00	$162.30	$267.97	$451.78	$473.81	$276.23

Item 6. Selected Financial Data

Five Year Financial Summary
Dollars in Thousands, Except Per Share Data	2007	2006	2005	2004	2003
Summary of Operations
Net sales	$457,612	$486,217	$446,959	$325,237	$211,828
Gross profit	103,219	104,404	92,256	69,960	48,648
Income from operations	43,610	46,134	38,835	21,739	5,910
Income from continuing operations before income	37,349	42,868	33,356	21,016	4,378
taxes
Income from continuing operations	24,949	28,078	22,138	14,077	3,296
Loss from discontinued operations, net of tax	(542)	(8,571)	(338)	(690)	(666)
Net income	24,407	19,507	21,800	13,387	2,630

Financial Position at December 31
Current assets	$316,120	$291,033	$286,902	$258,264	$148,194
Current liabilities	108,559	89,504	74,296	89,159	58,603
Working capital	207,561	201,529	212,606	169,105	89,591
Accounts receivable - net	190,439	187,582	158,695	102,907	69,082
Finance contracts receivable - net	4,675	8,371	34,524	76,524	4,528
Inventories	49,093	48,649	39,121	32,017	23,294
Assets of discontinued operations - net	262	3,783	28,045	33,771	37,952
Property, plant and equipment - net	35,510	32,415	29,923	27,815	29,059
Total assets	407,962	365,110	348,172	308,200	194,068
Long-term debt	21,425	25,183	52,069	69,467	26,538
Total debt	71,637	50,454	54,946	89,843	26,724
Shareholders’ equity	261,030	230,781	208,493	136,461	98,000

Common Share Summary
Diluted income per share from continuing	$2.00	$2.26	$2.00	$1.54	$0.41
operations:
Basic income per share from continuing operations:	2.05	2.33	2.09	1.59	0.41
Dividends per share	--	--	--	--	--
Book value per share at year-end	21.52	18.92	17.36	13.74	12.25
Shares outstanding at year-end	12,127,623	12,197,037	12,006,527	9,931,823	8,000,159
Other Financial Statistics
Capital expenditures	$6,364	$6,447	$7,575	$3,669	$3,034
Current ratio	2.9 to 1	3.3 to 1	3.9 to 1	2.9 to 1	2.5 to 1
Percent total debt to total capitalization	21.5%	17.9%	20.9%	39.7%	21.4%
Income from continuing operations as a percent of	5.5%	5.8%	5.0%	4.3%	1.6%
net sales
After-tax continuing operations return on average	10.1%	12.8%	12.8%	12.0%	3.4%
shareholders’ equity
Employees at year-end	848	855	982	908	796
Common stock price range	15.50-33.17	22.16-40.73	14.03-34.53	9.01-18.60	5.01-10.89

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company’s net sales in 2007 of $457.6 million were $28.6 million, or 6%, below the 2006 net sales of $486.2 million. The Company’s performance continued to be strong despite weakness in the domestic residential construction market, driven by continued market share gains, the value of foreign currencies relative to the U.S. dollar, and the underlying strength of the international construction markets during 2007.

        Income from operations in 2007 was $43.6 million, or 9.5% of net sales, compared with 2006 income from operations of $46.1 million, or 9.5% of net sales.

        Income from continuing operations in 2007 was $24.9 million, or $2.00 per diluted share, compared with $28.1 million, or $2.26 per diluted share in 2006.

        The Company’s total assets increased to $407.3 million at December 31, 2007 from $365.1 million at December 31, 2006, and total outstanding debt increased to $71.6 million at December 31, 2007 from $50.5 million at December 31, 2006. Both increases are primarily due to increased retained interest in finance contracts sold through the Company’s securitization program.

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

        In the fourth quarter of 2007, the discontinuation of the agricultural implement product line was concluded and resulted in an after-tax charge to the Company’s earnings for the year ended December 31, 2007 of $0.3 million, or $0.02 per diluted share which included additional employee severance and related benefits costs.

        For the year ended December 31, 2006 the discontinuation of the agricultural implement product line resulted in an after-tax charge of $7.8 million, or $0.63 per diluted share. The cumulative after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $2.2 million.

        The Company has reflected the results of its agricultural implements product line as discontinued operations in the Consolidated Statements of Income and 2005 results have been restated. Summary results of operations for the agricultural implements product line were as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Net sales	$150	$10,489	$31,255

Pretax loss from discontinued
operations	$(383)	$(1,190)	$(525)
Pretax loss on disposal of
discontinued operations	(429)	(11,996)	--
Income tax benefit	270	4,615	187

Loss from discontinued operations	$(542)	$(8,571)	$(338)

        The assets of the agricultural implements product line are reflected as net assets of discontinued operations in the Consolidated Balance Sheets and were as follows (in thousands):

December 31,	2007	2006
Accounts receivable, net	$152	$1,331
Inventories	--	587
Property, plant, and equipment, net	110	1,865

Assets of discontinued operations, net	$262	$3,783

        In the three month period ended September 30, 2007, the Company reclassified property, plant and equipment totaling $1.3 million from assets of discontinued operations to property, plant and equipment – net on the Consolidated Balance Sheets as the result of a decision to renovate a discontinued manufacturing facility for use as a future research and development facility.

Stock Repurchase Plan

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued. The plan does not have an expiration date. As of December 31, 2007, a total of 123,600 shares had been repurchased. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares under the previous plan.

Results of Operations

2007 vs. 2006

Net Sales

        Net sales for 2007 were $457.6 million compared to $486.2 million in 2006, a decrease of $28.6 million, or 6%. The Company’s performance continued to be strong despite weakness in the domestic residential construction market, driven by continued market share gains, the value of foreign currencies relative to the U.S. dollar, and the underlying strength of the international construction markets during 2007. Demand for the Company’s skid loaders was strong as total shipments of skid loaders increased 5% from 2006, including shipments of skid loaders by the Company’s European subsidiary, Gehl Europe. Sales outside of the United States were $131.0 million, or 29% of total company sales, in 2007, an increase of 31% versus the same period in 2006. Skid loader shipments outside of the U.S. represented 44% of total company skid loader shipments in 2007, up from 34% in the prior year.

        While industry retail demand in North America fell over 8% for skid loaders and 28% for telescopic handlers, the Company’s retail performance continued to reflect market share gains as its skid loader retail settlements fell only 3% and its telescopic handler retail activity declined only 9%. Decreased demand for compact track loaders and compact excavators during 2007 resulted in sales decreases from 2006 of 27% and 17%, respectively. Sales by the Company’s attachment subsidiary, CE Attachments, Inc. were flat compared to 2006. Partially offsetting the shipment information noted above, approximately 3.4 percentage points of the net sales increase was due to price increases during 2006 and 2007.

        Of the Company’s total net sales reported for 2007, $131.0 million, or 29%, were made to customers located outside of the United States compared with $100.2 million, or 21% in 2006.

Gross Profit

        Gross profit was $103.2 million in 2007 compared to $104.4 million in 2006, a decrease of $1.2 million, or 1%. Gross profit as a percentage of net sales (“gross margin”) was 22.6% for 2007 compared to 21.5% for 2006. Gross margin in 2007 was favorably impacted by approximately 2.5 percentage points due to 2006 and 2007 price increases and approximately 1.2 percentage points due to decreases in the cost of steel and component parts. These favorable impacts were partially offset by the impact of changes in product and customer mix (approximately 2.2 percentage points), currency adjustments on foreign sourced products (approximately 0.2 percentage points) and slightly lower plant efficiencies and increased overhead spending (approximately 0.2 percentage points).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $59.6 million, or 13% of net sales, for 2007 compared to $58.3 million, or 12% of net sales, for 2006. The increase in spending is the result of planned incremental spending in research and development and information technology projects which totaled $2.5 million in 2007. In addition, due to the weakening North American economy, the Company recorded an increase of $3.7 million in bad debt reserves on its non-securitized finance contract portfolio. These increases in spending were partially offset by items that vary with sales levels.

Income from Operations

        Income from operations for 2007 was $43.6 million, or 9.5% of net sales, compared to income from operations of $46.1 million, or 9.5% of net sales, for 2006, a decrease of $2.5 million, or 5%. The decrease in income from operations is primarily due to the planned incremental spending in research and development and information technology projects as the 6% decrease in net sales from 2006 was mostly offset by the increase in gross margin to 22.6% from 21.5% in 2006. As a percentage of net sales, income from operations remained flat at 9.5% despite the planned incremental spending.

Interest Expense

        Interest expense was $4.7 million for 2007 compared to $3.6 million for 2006, an increase of $1.1 million, or 29%. The increase in interest expense was due to an increase in the average outstanding debt during 2007 compared to 2006. See “Liquidity and Capital Resources” below for a discussion of changes in outstanding debt.

Interest Income

        Interest income was $3.9 million for 2007 compared to $4.3 million for 2006, a decrease of $0.4 million, or 9%. The decrease in interest rates throughout 2007, as well as higher utilization of programs offering low rate financing or extended terms was partially offset by an increased average balance of accounts receivable and finance contracts receivable compared to 2006. See “Liquidity and Capital Resources” below for a discussion of the changes in the balance of finance contracts receivable and accounts receivable.

Other Expense, net

        The Company recorded net other expense of $5.5 million and $3.9 million in 2007 and 2006, respectively. The increase in net other expense was primarily due to $0.3 million of foreign currency gains recorded during 2007 compared to $0.8 million of foreign currency gains recorded in 2006. In addition, the company recorded an increase in expected losses within the securitized finance contract portfolio as a result of the weakening North American economy, of $2.6 million. See notes 5 and 12 in “Notes to Consolidated Financial Statements.”

Provision for Income Taxes

        The Company’s effective income tax rate was 33.2% in 2007 and 34.5% in 2006. The decrease in the effective tax rate was primarily due to a $0.9 million increase in the Domestic Manufacturing Deduction due to a rate increase from 3% to 6% and a $0.2 million increase in the research and development credit as a result of the increased spending discussed above. In addition, the Company reduced the valuation allowance related to state net operating losses by $0.5 million in 2007.

Income from Continuing Operations

        Income from continuing operations in 2007 was $24.9 million, or 5.5% of net sales, compared to income from continuing operations of $28.1 million, or 5.8% of net sales, in 2006, a decrease of $3.1 million, or 11%. Diluted income per share from continuing operations were $2.00 in 2007 compared to $2.26 in 2006.

Loss from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax, of $0.3 million in 2007 compared to a loss from discontinued operations, net of tax, of $0.8 million in 2006.

Loss on Disposal of Discontinued Operations, Net of Tax

        The Company recorded a $0.3 million and $7.8 million loss on the disposal of discontinued operations, net of tax, in 2007 and 2006, respectively. See “Discontinued Operations” above for additional discussion.

Net Income

        Net income was $24.4 million in 2007, or 5% of net sales, compared to net income of $19.5 million in 2006, or 4% of net sales, an increase of $4.9 million, or 25%. The 2007 and 2006 net income included the $0.3 million and $7.8 million loss on disposal of discontinued operations noted above. Diluted net income per share was $1.96 in 2007 compared to $1.57 in 2006. The 2007 net income includes the previously discussed $0.3 million or $0.02 per diluted share loss on disposal of discontinued operations and the 2006 net income includes the previously discussed $7.8 million, or $0.63 per diluted share, loss on disposal of discontinued operations.

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

Other Expense, net

        The Company recorded net other expense of $3.9 million and $4.3 million in 2006 and 2005, respectively. The decrease in net other expense was primarily due to a $0.8 million decrease in costs incurred with the implementation of the asset securitization programs that occurred during 2006 and 2005 as well as $0.8 million of foreign currency gains recorded during 2006 compared to a minimal loss recorded in 2005. These impacts were partially offset by a $1.4 million increase in the cost of selling finance contracts, which in 2005 included a $0.4 million realized gain on the termination of interest rate swap contracts the Company had previously put in place to hedge the gain/loss on sale of finance contracts. See notes 5 and 12 in “Notes to Consolidated Financial Statements.” The Company sold $234.7 million of contracts during 2006 compared to $220.8 million during 2005.

Income from Continuing Operations

        Income from continuing operations in 2006 was $28.1 million, or 5.8% of net sales, compared to income from continuing operations of $22.1 million, or 5.0% of net sales, in 2005, an increase of $5.9 million, or 27%. The 2006 income from continuing operations includes the previously discussed accounts receivable pre-tax charge of $1.1 million. Diluted income per share from continuing operations was $2.26 in 2006 compared to $2.00 in 2005.

Loss from Discontinued Operations, Net of Tax

        The Company recorded a loss from discontinued operations, net of tax, of $0.8 million in 2006 compared to a loss from discontinued operations, net of tax, of $0.3 million in 2005.

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

Liquidity and Capital Resources

Working Capital

        The Company’s working capital increased to $207.6 million at December 31, 2007 from $201.5 million twelve months earlier. The increase was primarily the result of an increase in current retained interest in finance contracts receivable sold through the securitization program, offset, in part, by an increase in short-term borrowings as a result of a $25.0 million increase in the Company’s commercial paper arrangement. See “Short-term Borrowings” for additional discussion.

        The Company’s working capital decreased to $201.5 million at December 31, 2006 from $212.6 million twelve months earlier. The decrease was primarily the result of a decrease in finance contracts receivable and assets of discontinued operations and an increase in short-term borrowings, offset, in part, by an increase in accounts receivable and inventories.

Accounts Receivable and Inventories

        The Company’s accounts receivable increased $2.9 million to $190.4 million at December 31, 2007. The increase in accounts receivable was due to a higher percentage of total company net sales to national accounts which carry longer terms. The Company’s inventories increased $0.4 million to $49.1 million at December 31, 2007. The increase in inventories was primarily due to the timing of receipts and distribution of products manufactured by third parties which are distributed by the Company.

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

Finance Contracts Receivable

        Finance contracts receivable decreased $3.7 million to $4.7 million at December 31, 2007. The decrease is primarily the result of an increase in the allowance for doubtful accounts in 2007 resulting from a decline in financial market conditions from 2006. See “Off Balance Sheet Arrangements – Sales of Finance Contracts Receivable” for additional discussion.

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

Short-term Borrowings

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25.0 million in commercial paper under this arrangement. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50.0 million in commercial paper. The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility. At December 31, 2007, the Company had $50.0 million of short term commercial paper outstanding at a rate of 5.07% compared to $25.0 million outstanding at December 31, 2006 at a rate of 5.45%.

Capital Expenditures

($ thousands)	2007	2006	2005
Capital Expenditures	$6,364	$6,447	$7,575
Depreciation	$4,572	$4,529	$4,921

        The Company expended $6.4 million for property, plant and equipment in 2007, the majority of which was incurred to expand the Yankton manufacturing facility and upgrade machinery and equipment. The Company plans to make up to $23.5 million in capital expenditures in 2008, including $7.7 million to complete the renovations and equipment purchases for the research and development facility, $8.3 million to begin the first phases of a new office building, and additional spending to enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment.

Debt and Equity

December 31,	2007	2006	2005
($ millions)
Total Debt	$71.6	$50.5	$54.9
Shareholders’ Equity	$261.0	$230.8	$208.5
% Total Debt to
Total Capitalization	21.5%	17.9%	20.9%

        At December 31, 2007, shareholders’ equity had increased $30.2 million to $261.0 million from $230.8 million a year earlier. This increase primarily reflects the impact of the 2007 net income of $24.4 million, $4.7 million related to benefit plan adjustments, $0.7 million related to the exercise of stock options, $1.9 million related to share based compensation and $1.8 million related to currency translation. These increases were partially offset by $2.3 million related to the repurchase of stock.

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued. The plan does not have an expiration date. As of December 31, 2007, a total of 123,600 shares had been repurchased. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares under the previous plan.

        At December 31, 2006, shareholders’ equity had increased $22.3 million to $230.8 million from $208.5 million a year earlier. This increase primarily reflects the impact of the 2006 net income of $19.5 million, $1.6 million related to the exercise of stock options, $1.6 million related to share based compensation and $1.1 million related to currency translation, offset in part by an adjustment of $3.7 million for FASB No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Borrowing Arrangements

        The Company maintains a $125 million unsecured revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of December 31, 2007, the weighted average interest rate on Company borrowings outstanding under the Facility was 5.99%. The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of December 31, 2007.

        Borrowings under the Facility were $21.1 million at December 31, 2007 versus $24.7 million a year earlier. Available unused borrowings under the Facility were $53.9 million at December 31, 2007 versus $75.1 million a year earlier. Available borrowings at December 31, 2007 and 2006 were reduced by $50.0 million and $25.0 million, respectively, of outstanding commercial paper as discussed in “Short-term Borrowings” above.

        In May 2006, the Company entered into a $10 million committed line of credit facility with a commercial bank lender. Borrowings under this facility accrued interest at 1.15% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expired on April 30, 2007.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at December 31, 2007 and 2006.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2008 will continue to be funded by operations and the Company’s borrowing arrangements.

Contractual Obligations

        A summary of the Company’s significant contractual obligations as of December 31, 2007 are as follows (in thousands):

	Total	2008	2009 - 2010	2011 - 2012	After 2012
Contractual Obligations:
Debt Obligations	$71,637	$50,212	$368	$21,057	$--
Operating Leases	8,164	2,097	3,277	2,408	382
Projected Minimum Required
Pension Contributions	5,008	--	2,470	2,538	--

Total Contractual Obligations	$84,809	$52,309	$6,115	$26,003	$382

        Debt obligations do not include interest payments on the outstanding debt balance as the timing of such payments cannot be reasonably estimated. In addition, required pension contributions have been included for certain periods but cannot be reasonably estimated beyond 2012 and management has not included its FIN 48 liability costs as the timing of a payment, if any, cannot be reasonably estimated.  As of December 31, 2007, $3.1 million has been recorded as a FIN 48 liability.  Refer to Note 10 of the accompanying Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements — Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 73% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006. At December 31, 2007, the Company had available unused capacity of $97.6 million under the Securitization Facility. As of December 31, 2007, due to weakening credit markets, the Company is operating under a reservation of rights agreement as it renegotiates facility triggers within the agreement.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of finance contracts. The Company continues to service substantially all contracts, whether or not sold. At December 31, 2007, the Company serviced $373.8 million of finance contracts receivable of which $277.8 million, $66.1 million and $9.6 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts receivable through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the impact, if any, of implementing SFAS 157 on the consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of implementing SFAS 159 on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” which is a revision of SFAS No. 141. SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions. This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. Companies are required to adopt the new standard prospectively for fiscal periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of this standard on the Consolidated Financial Statements.

        In December 2007, the FASB released Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. Under “SFAS No. 160,” consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (non-controlling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, the investment in the non-controlling interest, previously recorded between liabilities and equity (the “mezzanine”), will be reported as equity in the parent company’s consolidated financial statements, subsequent to the adoption of SFAS No. 160. Furthermore, consolidated financial statements will include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and non-controlling interests will be reported in equity as transactions between shareholders, provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests generally resulted in a gain or loss. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s financial statements. Presently, there are no significant non-controlling interests in any of the Company’s consolidated subsidiaries. Therefore, the Company is currently believes that the impact of SFAS No. 160, if any, will primarily depend on the materiality of non-controlling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company adopted SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. The impact of the adoption at December 31, 2006, was a decrease in total assets of $0.4 million, an increase in total liabilities of $5.3 million and a decrease in shareholders’ equity, net of tax, of $3.7 million. The change in measurement date provision will be adopted effective January 1, 2008. The impact of the adoption will be an increase in total liabilities of $0.2 million, an increase in total assets of $0.1 million and a decrease in shareholders’ equity, net of tax, of $0.1 million.

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

Pension and Postretirement Benefits

        Pension and postretirement benefit costs and obligations are dependent on assumptions used in calculation of these amounts. These assumptions include discount rates, expected return on plan assets for funded plans, rate of salary increases, health care cost trend rates, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and amortized to future periods and therefore affect recognized expense and recorded obligations in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect its financial position or results of operations.

Retained Interest Valuation

        The valuation of retained interest in finance contracts sold through the Company’s Securitization Facility is dependent on several assumptions used in the modeling of the valuation. These assumptions include the discount rate, expected prepayments and delinquencies, estimated unused fees, future advance rates, future interest costs, expected losses and estimated future net service fee income. The valuation of the retained interest is completed quarterly in compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially effect its financial position or results of operations.

2008 Outlook

        The Company does not anticipate that North American housing conditions will improve appreciably in 2008. While the Company anticipates continued growth in the international markets, current forecasts anticipate that the North American compact equipment markets will decline 10% to 30% in 2008, varying by product category. The Company’s backlog as of February 22, 2008 of $95.9 million was up $56.3 million, or 142%, from the December 31, 2007 backlog level of $39.6 million.

        Based on current 2008 market forecasts, current Company backlog position, new product acceptance rate, targeted market share gains and field inventory adjustments, the Company expects 2008 net sales to be in the range of $405 million to $425 million. The Company intends to continue to reduce North American field inventory levels in 2008 to position dealer inventory levels in advance of new product introductions in 2009. Gross margin in 2008 is expected to decline due to a change in product mix, increasing commodity costs, primarily steel, and lower production volumes compared to 2007. In addition, operating expenses will increase due to planned incremental investments in product research and development, information technology projects and programs designed to enhance dealer communication totaling approximately $3.2 million. The Company expects income per share from continuing operations of $0.95 to $1.20 in 2008. The Company anticipates generating operating cash flow of $40 million to $60 million driven by decreases in field and factory inventory.

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

        The Company’s Facility is primarily LIBOR-based and is subject to interest rate changes. In order to manage interest rate exposures that result from floating rate debt, the Company entered into, in the fourth quarter of 2005, an interest rate swap agreement with a major financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 4.60% at December 31, 2007.

        The variable to fixed interest rate swap is an effective cash-flow hedge to the extent of its notional amount. The fair value of the swap is recorded on the Consolidated Balance Sheet, with changes in fair value included in other comprehensive income (loss). Swap gains or losses included in other comprehensive income (loss) are reclassified into earnings at the time the related interest expense is recognized or settlement of the obligation occurs. A 10% increase or decrease in the average cost of the Company’s variable rate debt would result in a change in pre-tax interest expense of approximately $0.4 million based on borrowings outstanding at December 31, 2007.

        In connection with the Company’s Securitization Facility, the Company and the SPE are parties to interest rate swap agreements to manage the SPE’s interest rate exposure from floating rate debt. The term and notional balances of the swap agreements are matched to the anticipated repayment profile of the aggregate portfolio of securitized finance contracts. Effective December 31, 2007, the Company’s variable to fixed rate obligations are an aggregate swapped notional balance of $267.0 million decreasing over time to $0 by December 31, 2013. As of December 31, 2007, the Company pays a fixed rate of 5.015% under the swaps (which adjusts monthly) and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 4.63% at December 31, 2007. The swaps are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in fair value are recognized in earnings each period as part of the Company’s retained interest valuation. At December 31, 2007, the Company’s retained interest calculation was reduced by $5.4 million as a result of the swap liability.

        The Company’s retained interest calculation is based on the present value of estimated future cash flows which is affected by interest paid on the underlying capital advance. A 10% increase or decrease in the average cost of the SPE’s floating rate capital advance would result in a pre-tax change in the valuation of the Company’s retained interest of approximately $1.4 million based on the total portfolio of securitized finance contracts at December 31, 2007.

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

        In September 2007, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S Dollar versus the Euro as a result of Euro denominated purchase commitments. The forward contracts expire between June 16, 2008 and December 15, 2008 and have a notional amount of €6.0 million ($8.4 million) and contract rates ranging from €1.0:$1.4003 to €1.0:$1.4014. As the contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a current liability and an increase to other expense of $0.3 million during the year ended December 31, 2007.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Financial Statements:
Management’s Annual Report on Internal Control Over Financial Reporting	30
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2007 and 2006	32
Consolidated Statements of Income for the
three years ended December 31, 2007	33
Consolidated Statements of Shareholders’ Equity for the
three years ended December 31, 2007	34
Consolidated Statements of Cash Flows for the
three years ended December 31, 2007	35
Notes to Consolidated Financial Statements	36
Page
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the
three years ended December 31, 2007	62

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

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

        The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

/s/ William D. Gehl
William D. Gehl
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Thomas M. Rettler
Thomas M. Rettler
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gehl Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gehl Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 7, 2008

Gehl Company and Subsidiaries
Consolidated Balance Sheets

In Thousands, Except Share Data - December 31,	2007	2006
Assets
Cash	$10,349	$6,892
Accounts receivable - net	190,439	187,582
Finance contracts receivable - net	4,675	8,371
Inventories	49,093	48,649
Assets of discontinued operations - net	262	3,783
Retained interest in sold finance contracts receivable	47,730	20,318
Deferred income tax assets	8,849	9,128
Prepaid expenses and other current assets	4,723	6,310

Total current assets	316,120	291,033

Property, plant and equipment - net	35,510	32,415
Goodwill	11,748	11,748
Retained interest in sold finance contracts receivable - long term	28,080	16,810
Other assets	16,504	13,104

Total assets	$407,962	$365,110

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$212	$271
Short-term debt obligations	50,000	25,000
Accounts payable	35,799	39,708
Liabilities of discontinued operations	105	387
Accrued and other current liabilities	22,443	24,138

Total current liabilities	108,559	89,504

Long-term debt obligations	21,425	25,183
Pension and other postretirement benefits	12,879	17,687
Other long-term liabilities	4,069	1,955

Total long-term liabilities	38,373	44,825

Common stock, $.10 par value, 25,000,000 shares authorized, 12,127,623 and 12,197,037 shares outstanding at December 31, 2007 and 2006,
respectively	1,213	1,220
Preferred stock, $.10 par value, 2,000,000 shares authorized, 250,000
shares designated as Series A preferred stock, no shares issued	--	--
Capital in excess of par	85,291	85,006
Retained earnings	180,734	156,796
Accumulated other comprehensive loss	(6,208)	(12,241)

Total shareholders’ equity	261,030	230,781

Total liabilities and shareholders’ equity	$407,962	$365,110

Contingencies (Notes 5 and 16)

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Income

In Thousands, Except Per Share Data - Year Ended December 31,	2007	2006	2005
Net sales	$457,612	$486,217	$446,959
Cost of goods sold	354,393	381,813	354,703

Gross profit	103,219	104,404	92,256
Selling, general and administrative expenses	59,609	58,270	53,421

Income from operations	43,610	46,134	38,835
Interest expense	(4,714)	(3,646)	(5,469)
Interest income	3,942	4,309	4,314
Other expense, net	(5,489)	(3,929)	(4,324)

Income from continuing operations before income taxes	37,349	42,868	33,356
Provision for income taxes	12,400	14,790	11,218

Income from continuing operations	$24,949	$28,078	$22,138
Loss from discontinued operations, net of $128, $416 and $187 of tax	(255)	(774)	(338)
benefit, respectively
Loss on disposal of discontinued operations, net of $142, $4,199, and	(287)	(7,797)	--
$0 of tax benefit, respectively

Net income	$24,407	$19,507	$21,800

Diluted net income (loss) per share:
Continuing operations	$2.00	$2.26	$2.00
Discontinued operations	(0.04)	(0.69)	(0.03)

Total diluted net income per share	$1.96	$1.57	$1.97

Basic net income (loss) per share:
Continuing operations	$2.05	$2.33	$2.09
Discontinued operations	(0.04)	(0.71)	(0.03)

Total basic net income per share	$2.01	$1.62	$2.06

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity

In Thousands	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Capital In Excess of Par
Balance at December 31, 2004	$136,461		$115,489	$(10,112)	$993	$30,091
Comprehensive income:
Net income	21,800	$21,800	21,800
Minimum pension liability adjustments,
Net of $562 of taxes	1,069	1,069		1,069
Currency translation adjustment	(1,355)	(1,355)		(1,355)
Unrealized gains (losses), net of $13 of taxes	(25)	(25)		(25)

Comprehensive income		$21,489

Issuance of common stock	46,064				174	45,890
Exercise of stock options, including tax
benefit of $1,110, and other	4,479				34	4,445

Balance at December 31, 2005	$208,493		$137,289	$(10,423)	$1,201	$80,426
Comprehensive income:
Net income	19,507	$19,507	19,507
Minimum pension liability adjustments,
Net of $321 of taxes	597	597		597
Currency translation adjustment	1,070	1,070		1,070
Unrealized gains (losses), net of $27 of taxes	205	205		205

Comprehensive income		$21,379

Adoption of FASB Statement No. 158, net of	(3,690)			(3,690)
$1,987 of taxes
Stock based compensation	1,605				3	1,602
Exercise of stock options, including tax
benefit of $1,360, and other	2,994				16	2,978

Balance at December 31, 2006	$230,781		$156,796	$(12,241)	$1,220	$85,006
Comprehensive income:
Net income	24,407	$24,407	24,407
Benefit plan adjustments,
Net of $2,517 of taxes	4,705	4,705		4,705
Currency translation adjustment	1,790	1,790		1,790
Unrealized gains (losses), net of $261 of taxes	(462)	(462)		(462)

Comprehensive income		$30,440

FIN 48 adjustment	(469)		(469)
Purchase of treasury stock	(2,283)				(12)	(2,271)
Stock based compensation	1,906					1,906
Exercise of stock options, including tax
benefit of $220, and other	655				5	650

Balance at December 31, 2007	$261,030		$180,734	$(6,208)	$1,213	$85,291

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Consolidated Statements of Cash Flows

In Thousands - Year Ended December 31,	2007	2006	2005
Cash Flows from Operating Activities
Net income	$24,407	$19,507	$21,800
Adjustments to reconcile net income to net cash (used for)
provided by operating activities:
Loss on discontinued operations (non-cash), net of taxes	--	5,916	--
Depreciation and amortization	4,576	4,553	4,945
Compensation expense for long-term incentive stock grants	1,906	1,605	232
Gain on sale of property, plant and equipment	(33)	(38)	(162)
Cost of sales of finance contracts	4,666	4,288	2,732
Deferred income taxes	(1,344)	(653)	(206)
Proceeds from sales of finance contracts	145,784	207,821	190,028
Increase in finance contracts receivable	(149,019)	(186,188)	(154,902)
Increase in retained interest in sold finance contract	(38,682)	(19,257)	(17,871)
(Decrease) increase in cash due to changes in:
Accounts receivable - net	421	(19,425)	(54,446)
Inventories	1,401	(4,057)	(6,037)
Prepaid expenses and other current assets	2,846	(402)	(161)
Other assets	(1,208)	296	(261)
Accounts payable	(5,125)	(5,966)	4,426
Other liabilities	(395)	(62)	2,232

Net cash (used for) provided by operating activities	(9,799)	7,938	(7,651)

Cash Flows from Investing Activities
Property, plant and equipment additions	(6,364)	(6,447)	(7,575)
Proceeds from sale of property, plant and equipment	101	2,326	478
Increase (decrease) in other assets	17	(25)	20

Net cash used for investing activities	(6,246)	(4,146)	(7,077)

Cash Flows from Financing Activities
Repayments of revolving credit loans	(3,662)	(26,731)	(17,595)
Proceeds from short-term borrowings	25,000	25,000	29,708
Repayments of short-term borrowings	--	(2,626)	(47,233)
(Repayments of) proceeds from other borrowings - net	(155)	(135)	227
Proceeds from issuance of common stock	--	--	46,064
Purchase of treasury shares	(2,283)	--	--
Proceeds from exercise of stock options including tax	602	2,750	3,137
benefit of $167, $1,114 and $0, respectively

Net cash provided by (used for) financing activities	19,502	(1,742)	14,308

Net increase (decrease) in cash	$3,457	$2,050	$(420)

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

        Finance Contracts Receivable: The Company offers term financing for its products to North American retail customers and to its North American dealers. Finance contracts require periodic installments of principal and interest over periods of up to 72 months.

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

        Foreign Currency Transactions: Foreign currency transaction gains and (losses) are included in the determination of income. Foreign currency (losses) gains were $297,000, $899,000 and $(104,000) in 2007, 2006 and 2005, respectively.

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

        Research and Development Costs: Costs for research activities relating to product development and improvement are charged against income as incurred. Such costs amounted to approximately $4.5 million, $2.8 million and $2.6 million in 2007, 2006 and 2005, respectively.

        Other Income (Expense): Other income (expense) is comprised primarily of foreign currency transaction gains (losses), cost of sales of finance contracts, and other non-operating items.

        Comprehensive Income: Comprehensive income is defined as the sum of net income and all other non-owner changes in equity (or accumulated other comprehensive loss). The components of accumulated other comprehensive loss were as follows (net of tax) (in thousands):

December 31,	2007	2006
Unrecognized pension losses and prior service costs	$(9,636)	$(14,341)
Currency translation adjustments	3,786	1,996
Unrealized (losses) gains	(358)	104

Accumulated other comprehensive loss	$(6,208)	$(12,241)

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

        Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the impact, if any, of implementing SFAS 157 on the consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of implementing SFAS 159 on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” which is a revision of SFAS No. 141. SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions. This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. Companies are required to adopt the new standard prospectively for fiscal periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of this standard on the Consolidated Financial Statements.

        In December 2007, the FASB released Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. Under SFAS No. 160, consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (non-controlling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, the investment in the non-controlling interest, previously recorded between liabilities and equity (the “mezzanine”), will be reported as equity in the parent company’s consolidated financial statements, subsequent to the adoption of SFAS No. 160. Furthermore, consolidated financial statements will include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and non-controlling interests will be reported in equity as transactions between shareholders, provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests generally resulted in a gain or loss. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s financial statements. Presently, there are no significant non-controlling interests in any of the Company’s consolidated subsidiaries. Therefore, the Company currently believes that the impact of SFAS No. 160, if any, will primarily depend on the materiality of non-controlling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

        In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007. The impact of the adoption on the Condensed Consolidated Financial Statements as of January 1, 2007, was an increase in total assets of $0.4 million, an increase in total liabilities of $0.9 million and a decrease in shareholders’ equity of $0.5 million.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company adopted SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. The impact of the adoption at December 31, 2006, was a decrease in total assets of $0.4 million, an increase in total liabilities of $5.3 million and a decrease in shareholders’ equity, net of tax, of $3.7 million. The change in measurement date provision will be adopted effective January 1, 2008. The impact of the adoption will be an increase in total liabilities of $0.2 million, an increase in total assets of $0.1 million and a decrease in shareholders’ equity, net of tax, of $0.1 million.

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

        In the fourth quarter of 2007, the discontinuation of the agricultural implement product line was concluded and resulted in an after-tax charge to the Company’s earnings for the year ended December 31, 2007 of $0.3 million, or $0.02 per diluted share which included additional employee severance and related benefits costs.

        For the year ended December 31, 2006 the discontinuation of the product line resulted in an after-tax charge of $7.8 million, or $0.63 per diluted share. The cumulative after-tax charge is comprised of non-cash asset impairment charges of $5.9 million related to agricultural implement field and factory inventory and certain property, plant and equipment, and cash charges related to severance and other employee termination costs of $2.2 million.

        The following table summarizes the pre-tax charge associated with the discontinued operations (in thousands):

	Employee Severance and Related Benefits	Asset Impairment	Total
Pre-tax charge	$2,051	$11,682	$13,733
Non-cash adjustments	(680)	(11,682)	(12,362)
Cash payments	--	--	--

Balance at March 31, 2006	1,371	--	1,371

Pre-tax charge	843	(2,580)	(1,737)
Non-cash adjustments	--	2,580	2,580
Cash payments	(1,827)	--	(1,827)

Balance at December 31, 2006	$387	$--	$387

Pre-tax charge	429	--	429
Non-cash adjustments	(286)	--	(286)
Cash payments	(425)	--	(425)

Balance at December 31, 2007	$105	$--	$105

        The Company has reflected the results of its agricultural implements product line as discontinued operations in the Consolidated Statements of Income and prior periods have been restated. Summary results of operations for the agricultural implements business were as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Net sales	$150	$10,489	$31,255

Pretax loss from discontinued
operations	$(383)	$(1,190)	$(525)
Pretax loss on disposal of
discontinued operations	(429)	(11,996)	--
Income tax benefit	270	4,615	187

Loss from discontinued operations	$(542)	$(8,571)	$(338)

        The assets of the agricultural implements product line are reflected as net assets of discontinued operations in the Consolidated Balance Sheets and were as follows (in thousands):

December 31,	2007	2006
Accounts receivable, net	$152	$1,331
Inventories	--	587
Property, plant, and equipment, net	110	1,865

Assets of discontinued operations, net	$262	$3,783

        During the year ended December 31, 2007, the Company reclassified property, plant and equipment totaling $1.3 million from assets of discontinued operations to property, plant and equipment – net on the Consolidated Balance Sheets as the result of a decision to renovate a discontinued manufacturing facility for use as a future research and development facility.

Note 3 — Stock-Based Compensation

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

        Following is a summary of option activity in the equity incentive plans for 2007:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, December 31, 2006	759,871	$15.01

Granted	21,000	30.84
Exercised	(42,625)	10.21
Cancelled	(5,938)	30.46

Outstanding, December 31, 2007	732,308	$15.16

        In 2007, 2006 and 2005, the Company awarded stock options to certain key employees. Awards of stock options under the plans are subject to certain vesting requirements. There were 21,000, 129,284 and 24,000 stock options awarded in 2007, 2006 and 2005, respectively, with a weighted average fair market value of $11.59, $13.80 and $13.90 per share, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2007, December 31, 2006 and December 31, 2005 totaled $0.7 million, $3.9 million and $3.3 million, respectively.

        Options outstanding for the plans at December 31, 2007 were as follows:

Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	321,637	4.10	$ 8.77	$ 2,340
$ 10.00 - $ 14.99	138,000	3.71	$11.54	$ 621
$ 15.00 - $ 19.99	131,075	7.01	$17.07	$ --
$ 30.00 - $ 35.99	141,596	8.36	$33.80	$ --

        Options exercisable under the plans at December 31, 2007 were as follows:

Range of Exercise Prices	Exercisable Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
$ 5.00 - $ 9.99	321,637	$ 8.77	4.10	$ 2,340
$ 10.00 - $ 14.99	138,000	$11.54	3.71	$ 621
$ 15.00 - $ 19.99	125,075	$16.94	6.99	$ --
$ 30.00 - $ 35.99	40,199	$34.31	8.19	$ --

        In 2007, 2006 and 2005, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 26,118, 26,257 and 5,250 restricted shares awarded in 2007, 2006 and 2005, respectively, with an average fair market value of $26.71, $34.04 and $29.05 per share. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period. Compensation expense related to the awarding of restricted shares was $897,597, $478,790 and $232,000 for 2007, 2006 and 2005, respectively.

	Outstanding Shares Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding (unvested), December 31, 2006	70,484	$23.03

Granted	26,118	26.71
Vested	(43,477)	16.05
Forfeited	(1,014)	31.52

Outstanding (unvested), December 31, 2007	52,111	$31.31

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

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the ended December 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of the option grants during the years ended December 31, 2007, 2006 and 2005 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expected option term (1)	4.5 years	4.5 years	7 years
Expected volatility factor (2)	37.95%	40.24%	37.08%
Risk-free interest rate (3)	4.58%	4.70%	4.12%
Expected annual dividend yield	0.00%	0.00%	0.00%

(1)	The option terms for 2007 and 2006 grants were determined using historical exercise data including all exercises occurring during the last ten year period. The option term for 2005 was determined using the simplified method for estimating option life under Staff Accounting Bulletin No. 107 “Share-Based Payment,” which expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules including the valuation of share-based payments.
(2)	The stock volatility for each grant is based on the historical volatility of the Company’s common stock over the most recent period equal to the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the 4.5-year U.S. Treasury Strip Rate for 2007 and 2006 and the 7-year U.S. Treasury Strip Rate for 2005 in effect at the date of the grant.

        For the years ended December 31, 2007 and 2006, the Company recognized pre-tax compensation expense of $1.0 million and $1.1 million, respectively, related to unvested stock options. The after tax impact totaled $0.7 million in both 2007 and 2006, or $0.05 and $0.06 per diluted share, respectively. As of December 31, 2007 there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Year Ended December 31,	2005
Net income, as reported	$21,800
Add: stock-based compensation expense included in
reported net income under APB No. 25, net of tax	154
Less: stock-based compensation expense determined based on fair
value method, net of tax	(700)

Pro forma net income	$21,254

Diluted net income per share:
As reported	$1.97
Pro forma	$1.92
Basic net income per share:
As reported	$2.06
Pro forma	$2.01

Note 4 — Accounts Receivable

        Accounts receivable were comprised of the following (in thousands):

December 31,	2007	2006
Accounts receivable	$196,175	$192,453
Less allowances for:
doubtful accounts	(5,562)	(4,697)
returns and dealer discounts	(174)	(174)

	$190,439	$187,582

        The Company retains as collateral a security interest in the equipment associated with accounts receivable.

Note 5 — Finance Contracts Receivable

        Unsold finance contracts receivable were comprised of the following (in thousands):

December 31,	2007	2006
Finance contracts receivable	$15,526	$15,397
allowance for doubtful accounts	(4,637)	(3,077)

	10,889	12,320
Less: non-current portion	(6,214)	(3,949)

Current portion	$4,675	$8,371

        The unsold finance contracts receivable at December 31, 2007 have a weighted-average interest rate of approximately 5.8%. The Company retains as collateral a security interest in the equipment associated with unsold finance contracts receivable. The Company also maintains certain levels of dealer recourse deposits as additional security associated with finance contracts receivable. The dealer recourse deposits totaled $2.2 million and $2.3 million at December 31, 2007 and 2006, respectively.

        In March 2006, the Company entered into an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, up to $300 million of retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). The Securitization Facility has a final maturity date in March 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 73% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable. In 2006, the Company incurred one-time transaction costs of $0.7 million, which are included in other expense in the accompanying Consolidated Statement of Income, related to the implementation of the Securitization Facility.

        The Securitization Facility replaced the previous $150 million revolving securitization facility the Company terminated in February 2006. The participating interest in finance contracts receivable that had been sold under the previous securitization facility was purchased by the Purchaser in March 2006.

        The following summarizes the Company’s sales of retail finance contracts receivable through the asset securitization facilities (in thousands):

	2007	2006
Value of contracts sold	$161,717	$193,470
Cash received on sales of contracts	119,615	167,651

Retained interest in contracts sold	75,810	37,128

Cost of sales of finance contracts	$3,665	$3,277

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on expected results using historical results. At December 31, 2007, the fair value of the retained interest was calculated using an interpolated risk-free rate of return of 3.05% based on U.S. Treasury rates, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.7% loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.3 million. A 10% increase in the loss rate would decrease the fair value of the retained interest by $0.5 million. Retained interest of $47.7 million was included in retained interest in sold finance contracts receivable as part of current assets and $28.1 million was included in retained interest in sold finance contracts receivable as part of non-current assets in the accompanying Consolidated Balance Sheet at December 31, 2007.

        In connection with the Company’s Securitization Facility, the Company and the SPE are parties to interest rate swap agreements to manage the SPE’s interest rate exposure from floating rate debt. The term and notional balances of the swap agreements are matched to the anticipated repayment profile of the aggregate portfolio of securitized finance contracts. Effective December 31, 2007, the Company’s variable to fixed rate obligations are an aggregate swapped notional balance of $267.0 million decreasing over time to $0 by December 31, 2013. As of December 31, 2007, the Company pays a fixed rate of 5.015% under the swaps (which adjusts monthly) and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 4.63% at December 31, 2007. The swaps are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in fair value are recognized in earnings each period as part of the Company’s retained interest valuation. At December 31, 2007, the Company’s retained interest calculation was reduced by $5.4 million as a result of the swap liability. During the fourth quarter of 2007, an immaterial error was identified in the accounting for the interest rate swap arrangement contained within the valuation of retained interest that resulted in a charge to the fourth quarter totaling $1.4 million that related to the year ended December 31, 2006.

        The Company’s retained interest calculation is based on the present value of estimated future cash flows which is affected by interest paid on the underlying capital advance. A 10% increase or decrease in the average cost of the SPE’s floating rate capital advance would result in a pre-tax change in the valuation of the Company’s retained interest of approximately $1.4 million based on the total portfolio of securitized finance contracts at December 31, 2007.

        The total credit capacity under the 2006 Securitization Facility is $300 million, with finance contracts receivable sold and being serviced by the Company totaling $277.8 million at December 31, 2007. Of the $277.8 million in sold contracts receivable, $21.8 million were greater than 60 days past due at December 31, 2007. Credit losses on contracts sold through the program were $0.7 million as of December 31, 2007.

        During 2005, the loss on sale of finance contracts receivable was partially offset by a $0.4 million realized gain on the termination of interest rate swap contracts that were put in place to hedge gains / losses on the sale of finance contracts receivable (see Note 13). The Company received $2.6 million, $1.7 million and $0.7 million in service fee income during 2007, 2006 and 2005, respectively.

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

        The following table summarizes the Company’s sales of finance contracts receivable through these arrangements during 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Value of contracts sold	$26,674	$41,181	$87,233
Cash received on sales of contracts	26,169	40,170	85,175

Cost of sales of finance contracts	$1,001	$1,011	$2,058

        At December 31, 2007, the Company serviced $353.4 million of sold finance contracts receivable of which $277.8 million, $66.1 million and $9.6 million were sold through the asset Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

        The finance contracts require periodic installments of principal and interest over periods of up to 72 months, with interest rates based on market conditions. The Company has retained the servicing of substantially all of these contracts which generally have maturities of 12 to 60 months.

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

Note 6 — Inventories

        The LIFO costing method was used for 67% and 72% of the Company’s inventories at December 31, 2007 and 2006, respectively. If all of the Company’s inventories had been valued on a current cost basis, which approximates FIFO value, estimated inventories by major classification would have been as follows (in thousands):

December 31,	2007	2006
Raw materials and supplies	$20,173	$22,120
Work-in-process	2,160	3,044
Finished machines and parts	56,275	53,137

Total current cost value	78,608	78,301
Adjustment to LIFO basis	(29,515)	(29,652)

	$49,093	$48,649

        During 2007, inventory quantities were reduced in three of the Company’s four LIFO pools.  This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases, the effect of which decreased cost of goods sold by approximately $1.2 million and increased net income by approximately $0.8 million.

Note 7 — Property, Plant and Equipment – Net

        Property, plant and equipment consisted of the following (in thousands):

December 31,	2007	2006
Land	$396	$427
Buildings	27,425	25,727
Machinery and equipment	34,132	30,204
Autos and trucks	227	255
Office furniture and fixtures	19,902	17,146
Leasehold improvements	425	297

	82,507	74,056
Less: accumulated depreciation	(46,997)	(41,641)

Property, plant and equipment-net	$35,510	$32,415

        The Company recorded depreciation expense totaling $4.6 million, $4.5 million and $4.9 million for 2007, 2006 and 2005, respectively.

Note 8 — Debt Obligations

        A summary of the Company’s debt obligations, and related current maturities, is as follows (in thousands):

December 31,	2007	2006
Commercial paper	$50,000	$25,000
Revolving credit facility	21,057	24,719
Other debt obligations	580	735

	71,637	50,454
Less: current portion	(50,212)	(25,271)

Long-term debt obligations	$21,425	$25,183

        As of December 31, 2007 the Company maintains a $125 million unsecured revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. The facility replaced and cancelled all lending commitments to the Company under a prior secured credit facility entered into by the Company with the same group of commercial bank lenders in June 2005. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in currencies other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of December 31, 2007 the weighted average interest rate on Company borrowings outstanding under the Facility was 5.99%.

        The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of December 31, 2007.

        Borrowings under the Facility were $21.1 million at December 31, 2007 versus $24.7 million a year earlier. Available unused borrowings under the Facility were $53.9 million at December 31, 2007 versus $75.1 million a year earlier. Available borrowings at December 31, 2007 were reduced by $50.0 million of commercial paper discussed in “Short-term Borrowings” below.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25.0 million in commercial paper under this arrangement. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50.0 million in commercial paper. The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility. At December 31, 2007, the Company had $50.0 million of short term commercial paper outstanding at a rate of 5.07% compared to $25.0 million outstanding at December 31, 2006 at a rate of 5.45%.

        In May 2006, the Company entered into a $10 million committed line of credit facility with a commercial bank lender. Borrowings under this facility accrued interest at 1.15% above the LIBOR for 30 day deposits reset monthly and are secured by a first priority lien on an assigned pool of retail finance contracts receivable. This facility expired on April 30, 2007.

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at December 31, 2007 and 2006.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2008 will continue to be funded by operations and the Company’s borrowing arrangements.

        Annual maturities of debt obligations are as follows (in thousands):

Year	Maturity Amount
2008	$50,212
2009	212
2010	156
2011	21,057
2012	--

Total	$71,637

        Interest paid on total debt obligations was $4.6 million, $3.7 million and $5.5 million in 2007, 2006 and 2005, respectively.

Note 9 — Accrued and Other Current Liabilities

        Accrued and other current liabilities were comprised of the following (in thousands):

December 31,	2007	2006
Accrued salaries and wages	$5,477	$7,135
Dealer recourse deposits	2,158	2,292
Accrued warranty costs	5,704	5,778
Accrued product liability costs	3,041	3,288
Accrued pension obligations	359	403
Other	5,704	5,242

	$22,443	$24,138

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

        The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balance beginning of year	$5,778	$5,892
Accruals for warranties issued during the period	5,033	6,449
Accruals related to pre-existing warranties (including changes in estimates)	(175)	(272)
Settlements made (in cash or in kind) during the period	(4,932)	(6,291)

Balance end of year	$5,704	$5,778

Note 10 — Income Taxes

        The income tax provision for continuing operations recorded for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

Year Ended December 31,		Federal	State	Foreign	Total
2007	Current	$10,609	$156	$2,979	$13,744
	Deferred	(1,363)	--	19	(1,344)

	Total	$9,246	$156	$2,998	$12,400

2006	Current	$12,776	$265	$2,402	$15,443
	Deferred	(1,045)	--	392	(653)

	Total	$11,731	$265	$2,794	$14,790

2005	Current	$9,237	$311	$1,876	$11,424
	Deferred	(206)	--	--	(206)

	Total	$9,031	$311	$1,876	$11,218

        Domestic income from continuing operations before income taxes was $28.7 million, $35.7 million and $28.3 million for 2007, 2006 and 2005, respectively. Foreign income from continuing operations before income taxes was $8.6 million, $7.1 million and $5.1 million for 2007, 2006 and 2005, respectively.

        A reconciliation between the reported income tax provision and the federal statutory rate follows (as a percent of pre-tax income):

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	0.2	0.4	0.6
Foreign export sale benefit	--	(0.7)	(1.0)
Domestic production benefit	(1.3)	(0.4)	(0.4)
Adjustment of estimated income tax accruals	1.7	(0.2)	(0.9)
Valuation of state net operating loss	(1.4)	--	--
Tax credits	(0.7)	--	(0.2)
Foreign rate differential	0.4	0.7	0.5
Finalization of prior year tax returns	(0.3)	--	(0.2)
Other, net	(0.4)	(0.3)	0.2

	33.2%	34.5%	33.6%

        The Company’s temporary differences and carry forwards which result in deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2007	2006
Deferred tax assets:

Accrued expenses and reserves	$7,215	$6,444
Pension benefits	2,207	4,280
Asset valuation reserves	588	2,192
Operating loss carry forwards	731	788
Equity compensation benefits	1,074	640
Securitization retained interest	993	527
Tax credit carry forwards	283	181
Other	167	66

Total gross deferred tax assets	13,258	15,118

Less valuation allowance	(514)	(969)

Deferred tax assets	12,744	14,149

Deferred tax liabilities:

Property, plant and equipment	(2,616)	(2,967)
Prepaid expenses	(366)	(491)

	(2,982)	(3,458)

Net deferred tax asset	$9,762	$10,691

        The net deferred tax asset is included in the Consolidated Balance Sheet in the following captions (in thousands):

December 31,	2007	2006
Deferred income tax assets	$8,849	$9,128
Other assets	913	1,563

	$9,762	$10,691

        At December 31, 2007, the Company had state net operating loss carry forwards of $13.9 million and state tax credits of $0.3 million available for the reduction of future income tax liabilities. Both the state net operating loss carry forwards and state tax credits will expire at various dates between 2008 and 2027. A valuation allowance has been recorded against these carry forwards and credits for which utilization is uncertain.

        As of December 31, 2007, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of its foreign subsidiary as all such undistributed profits are deemed to be permanently reinvested outside of the U.S. Such unremitted earnings of the subsidiary which have been or are intended to be permanently reinvested were $17.4 million at December 31, 2007.

        Cash paid related to income taxes during 2007, 2006 and 2005 was $9.8 million, $14.8 million and $11.7 million, respectively.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$3.0

Additions based on tax positions related to the current year	1.2
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	(0.4)
Settlements and lapse of statue of limitations	(0.1)

Balance at December 31, 2007	$3.7

        Included in the balance at December 31, 2007, is $3.1 million of unrecognized tax benefits which would impact our effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007 and December 31, 2007, the Company had accrued $0.7 million and $0.9 million, respectively, for the potential payment of interest and penalties.

        Currently, the Company has statutes of limitations open in various states ranging from the 2002 through the 2007 tax years. The federal statue of limitations is currently open for the 2005 through 2007 tax years. The foreign jurisdiction statute of limitations is currently open for the 2004 through 2007 tax years. While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or our financial position.

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

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows (in thousands):

	Pension	Postretirement	Post employment	Total
Prior service cost	$11	$94	$--	$105
Transition obligation	--	--	23	23
Net loss	312	205	67	584

        The Company sponsors two qualified defined benefit pension plans for certain of its employees. The following schedules set forth a reconciliation of the changes in the plans’ benefit obligation and fair value of plan assets and a statement of the funded status (in thousands):

December 31,	2007	2006
Reconciliation of benefit obligation:
Obligation at beginning of year	$51,175	$52,145
Service cost	635	685
Interest cost	2,913	2,895
Actuarial (gain) loss	(2,157)	(1,365)
Benefit payments	(3,518)	(3,185)
Curtailment loss	220	--

Obligation at end of year	$49,268	$51,175

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$44,798	$43,712
Actual return on plan assets	6,478	4,110
Employer contributions	200	161
Benefit payments	(3,518)	(3,185)

Fair value of plan assets at end of year	$47,958	$44,798

Funded Status:

Funded status at end of year	$(1,309)	$(6,376)

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2007	2006
Pension and other postretirement benefits	$(1,309)	$(6,376)
Accumulated other comprehensive loss, net of tax	6,566	10,620

Net amount recognized	$5,257	$4,244

        Amounts recognized within accumulated other comprehensive loss, net of tax, are shown in the following table (in thousands):

December 31,	2007	2006
Net loss	$6,548	$10,594
Prior service cost	18	26

Total amount recognized	$6,566	$10,620

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans having accumulated benefit obligations in excess of plan assets were $49.3 million, $47.5 million and $48.0 million and $51.2 million, $49.1 million and $44.8 million as of December 31, 2007 and 2006, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	2007	2006
Weighted-average assumptions as of September 30:
Discount rate	6.25%	5.85%
Rate of compensation increase	4.00%	4.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2007	2006	2005
Service cost	$635	$685	$841
Interest cost	2,913	2,895	2,880
Expected return on plan assets	(3,469)	(3,350)	(3,307)
Amortization of prior service cost	11	63	209
Amortization of net loss	946	1,179	1,456
Curtailment loss	220	--	--

Net periodic benefit cost	$1,256	$1,472	$2,079

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are shown in the following table:

	2007	2006	2005
Weighted-average assumptions:
Discount rate	5.85%	5.75%	6.00%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

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

        The following table provides disclosure of the weighted-average asset allocations and future target allocations as of the respective measurement dates:

Asset category:	2008 Target Allocation	September 30, 2007	September 30, 2006
Equity securities	0 - 75%	73%	65%
Debt securities and cash	15 - 100	23	25
Real estate	0 - 15	4	5
Other	0 - 20	0	5

	100%	100%	100%

        As manager of plan assets, the Trust’s Investment Committee (the “Committee”) believes that it must prudently invest pension assets in a manner that attempts to meet the actuarial long-term rate of return. At the same time, the Committee adheres to three overriding responsibilities – to safeguard plan assets, to optimize returns, and to diversify assets.

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2008	$3,003
2009	2,963
2010	2,914
2011	2,852
2012	2,785
Years 2013 - 2017	12,851

        The measurement date used for each of the actuarial calculations was September 30.

        In addition, the Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following schedules set forth a reconciliation of the changes in the plan’s benefit obligation and a statement of the funded status (in thousands):

December 31,	2007	2006
Reconciliation of benefit obligation:
Obligation at beginning of year	$9,585	$6,155
Service cost	310	433
Interest cost	543	351
Actuarial (gain) loss	(817)	2,786
Plan amendments	155	--
Benefit payments	(110)	(140)

Obligation at end of year	$9,666	$9,585

Funded Status:

Funded status at end of year	$(9,666)	$(9,585)

        The following table provides the amounts recognized in the balance sheet (in thousands):

December 31,	2007	2006
Pension and postretirement benefits	$(9,666)	$(9,585)
Accumulated other comprehensive loss, net of tax	2,073	2,846

Net amount recognized	$(7,593)	$(6,739)

        The accrued benefit liability amount is included in pension and other postretirement benefits. Amounts recognized within accumulated other comprehensive income (loss), net of tax, are shown in the following table (in thousands):

December 31,	2007	2006
Net loss	$1,893	$2,628
Prior service cost	180	218

Total amount recognized	$2,073	$2,846

        The projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets having accumulated benefit obligations in excess of plan assets were $9.7 million, $8.5 million and $0, and $9.6 million, $7.7 million and $0 as of December 31, 2007 and 2006, respectively.

        The assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2007	2006
Weighted-average assumptions as of December 31:
Discount rate	6.25%	5.85%
Rate of compensation increase	5.00%	5.00%

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2007	2006	2005
Service cost	$310	$433	$371
Interest cost	543	351	320
Amortization of prior service cost	211	97	91
Amortization of net loss	284	67	66

Net periodic benefit cost	$1,348	$948	$848

        The assumptions used in the measurement of the Company’s net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are shown in the following table:

	2007	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	5.85%	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2008	$185
2009	585
2010	583
2011	630
2012	691
Years 2013 - 2017	4,156

        The Company maintains a rabbi trust containing $7.6 million and $5.6 million of assets designated for the non-qualified supplemental retirement benefit plan as of December 31, 2007 and 2006, respectively. The assets of the rabbi trust are invested in equity securities and variable life insurance policies.

        The Company maintains a savings and profit sharing plan. The Company matches 50% of each non-bargaining unit employee’s contributions to the plan not to exceed 6% of the employee’s annual compensation. Vesting of Company contributions occur at the rate of 20% per year and totaled approximately $863,000, $591,000 and $729,000 in 2007, 2006 and 2005, respectively.

        The Company maintains a defined contribution plan that covers certain employees not covered by a defined benefit plan. The Company contributes various percentages of eligible employee compensation (as defined in the plan), and the plan does not allow employee contributions. The Company contributed approximately $638,000, $558,000 and $476,000 in connection with this plan in 2007, 2006 and 2005, respectively.

        The Company provides post employment benefits to certain retirees in two areas: a $2,500 life insurance policy for retired office employees and subsidized health insurance benefits for early retirees prior to their attaining age 65. The number of retirees associated with post employment benefit costs is approximately 247.

        The following schedules set forth a reconciliation of the changes in the post employment plan’s benefit obligation and a statement of the Plan’s funded status (in thousands):

December 31,	2007	2006
Reconciliation of benefit obligation:
Obligation at beginning of year	$2,127	$1,897
Service cost	123	117
Interest cost	113	110
Actuarial loss	274	232
Benefit payments	(489)	(229)

Obligation at end of year	$2,148	$2,127
Funded Status:

Funded status at end of year	$(2,148)	$(2,127)

        The following table provides the amounts recognized in the balance sheet at December 31, 2007 and 2006 (in thousands):

December 31,	2007	2006
Current liability	$(174)	$(147)
Pension and other postretirement benefits	(1,974)	(1,980)
Accumulated other comprehensive loss, net of tax	1,001	875

Net amount recognized	$(1,147)	$(1,252)

        Amounts recognized within accumulated other comprehensive income (loss), net of tax, as of December 31, 2007 are shown in the following table (in thousands):

December 31,	2007	2006
Net loss	$928	$787
Transition obligation	73	88

Total amount recognized	$1,001	$875

        The following table provides disclosure of the net periodic benefit cost (in thousands):

Year Ended December 31,	2007	2006	2005
Service cost	$123	$117	$91
Interest cost	113	111	104
Amortization of transition obligation	23	23	23
Amortization of net loss	49	53	53

Net periodic benefit cost	$308	$304	$271

        The discount rate used in determining the accumulated post employment obligation was 6.25% and 5.85% as of the measurement dates of December 31, 2007 and 2006, respectively.

        The discount rate used in determining the net periodic benefit cost was 5.85%, 5.75% and 6.00% for 2007, 2006 and 2005, respectively. The assumed health care cost rate trend used in measuring the accumulated post employment benefit obligation at December 31, 2007 was 9% decreasing to 5% over five years and at December 31, 2006 was 8% decreasing to 5% in five years.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net	$29	$(24)
periodic post employment health care benefit cost
Effect on the health care component of the accumulated post
employment benefit obligation	$128	$(111)

        Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

2008	$174
2009	128
2010	139
2011	146
2012	141
Years 2013 - 2017	730

Note 12 — Shareholders’ Equity

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued. The plan does not have an expiration date. As of December 31, 2007, a total of 123,600 shares had been repurchased. The Company’s Board of Directors terminated the previous plan which was authorized in September 2001. The Company had repurchased an aggregate of 227,850 shares of the 500,000 authorized shares under the previous plan.

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

        On May 25, 2007, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a rights dividend of preferred one share purchase right (“Right”) for each share of common stock outstanding on June 18, 2007, and provided that one Right would be issued with each share of common stock thereafter issued. The Shareholder Rights Plan provides that in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company, the Rights, subject to certain limitations, will become exercisable. Each Right, once exercisable, initially entitles the holder thereof (other than the acquiring person, whose rights are cancelled) to purchase from the Company one one-hundredth of a share of Series A preferred stock at an initial exercise price of $130 per one one-hundredth of a share (subject to adjustment), or, upon the occurrence of certain events, common stock of the Company or common stock of an “acquiring company” having a market value equivalent to two times the exercise price. Subject to certain conditions, the Rights are redeemable by the Board of Directors for $.001 per Right and are exchangeable for shares of common stock. The Rights have no voting power and expired on May 25, 2017.

Note 13 — Financial Instruments

        The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

        During 2007, in connection with the Company’s Securitization Facility, the Company was party to an interest rate swap agreement to manage the SPE’s interest rate exposure from floating rate debt. The swap agreements’ term and notional balances are matched to the anticipated repayment profile of the aggregate portfolio of securitized finance contracts. Effective December 31, 2007 the Company’s variable to fixed rate obligations are an aggregate swapped notional balance of $267.0 million decreasing over time to $0 by December 31, 2013. As of December 31, 2007 the Company pays a fixed rate of 5.015% under the swap (which adjusts monthly) and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 4.63% at December 31, 2007. The swap was deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in fair value are recognized in earnings each period as part of the Company’s retained interest valuation. At December 31, 2007 the Company’s retained interest calculation was reduced by $5.4 million as a result of the swap liability.

        The Company’s retained interest calculation is based on the present value of estimated future cash flows which is affected by interest paid on the underlying capital advance. A 10% increase or decrease in the average cost of the SPE’s floating rate capital advance would result in a pre-tax change in the valuation of the Company’s retained interest of approximately $1.4 million based on the total portfolio of securitized finance contracts at December 31, 2007.

        During the fourth quarter of 2005, the Company entered into an interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations are an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreases to $30 million effective January 2008, $20 million effective January 2009, $10 million effective January 2010 and expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 4.60% at December 31, 2007. The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap was $(608,411) at December 31, 2007. As a result, a liability was recorded on the Consolidated Balance Sheet. Changes in fair value were included in other comprehensive income (loss).

        In September 2007, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S Dollar versus the Euro as a result of the Euro purchase commitments. The forward contracts will expire between June 16, 2008 and December 15, 2008 and have a notional amount of €6.0 million ($8.4 million) and contract rates ranging from €1.0:$1.4003 to €1.0:$1.4014. As the contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a current liability and an increase to other expense of $0.3 million during the year ended December 31, 2007.

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

Year Ended December 31,	2007	2006	2005
Basic shares	12,148	12,051	10,583
Effect of options and restricted stock	311	370	471

Diluted shares	12,459	12,421	11,054

        For the year ended December 31, 2007, 159,596 options to purchase common shares were anti-dilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted net income per share.

Note 15 — Leases

        The Company uses certain equipment under operating lease arrangements. Rent expense under such arrangements amounted to $2,929,000, $2,695,000 and $2,037,000 in 2007, 2006 and 2005, respectively.

        The Company maintains non-cancelable operating leases for certain equipment. Future minimum lease payments under such leases at December 31, 2007 are as follows (in thousands):

2008	$2,097
2009	1,796
2010	1,481
2011	1,316
2012	1,092
Thereafter	382

Total	$8,164

Note 16 — Contingencies

        The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

Note 17 — Quarterly Financial Data (unaudited)

In Thousands, Except Per Share Data -	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$115,214	$135,347	$104,866	$102,185
Gross profit	25,764	29,540	24,296	23,619
Income from continuing operations	6,463	8,819	4,999	4,668
(Loss) gain from discontinued operations	(160)	(108)	52	(39)
(Loss) gain on disposal of discontinued operations	--	--	--	(287)
Net income	6,303	8,711	5,051	4,342 (1)
Diluted net (loss) income per common share:
Continuing operations	0.52	0.71	0.40	0.38
Discontinued operations	(0.01)	(0.01)	0.00	(0.03)

Total diluted net (loss) income per common share	0.51	0.70	0.40	0.35
Basic net (loss) income per common share:
Continuing operations	0.53	0.73	0.41	0.38
Discontinued operations	(0.01)	(0.01)	0.00	(0.03)

Total basic net (loss) income per common share	0.52	0.72	0.42	0.36

2006
Net sales	$122,123	$139,455	$121,021	$103,618
Gross profit	26,252	30,123	26,360	21,669
Income from continuing operations	6,386	9,385	7,372	4,935
(Loss) gain from discontinued operations	(116)	37	(309)	(386)
(Loss) gain on disposal of discontinued operations	(8,927)	(112)	1,284	(42)
Net (loss) income	(2,657)	9,310	8,347	4,507
Diluted net (loss) income per common share:
Continuing operations	0.51	0.75	0.59	0.40
Discontinued operations	(0.73)	(0.01)	0.08	(0.03)

Total diluted net (loss) income per common share	(0.21)	0.75	0.67	0.36
Basic net (loss) income per common share:
Continuing operations	0.53	0.78	0.61	0.41
Discontinued operations	(0.76)	(0.01)	0.08	(0.04)

Total basic net (loss) income per common share	(0.22)	0.77	0.69	0.37

        (1) During the fourth quarter of 2007, an immaterial error was identified in the accounting for the interest rate swap arrangement contained within the valuation of retained interest that resulted in a charge to the fourth quarter totaling $1.4 million that related to the year ended December 31, 2006.

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

Year Ended
December 31, 2007
	Allowance for
	Doubtful
	Accounts - Trade
	Receivables	$4,697	$1,190	$325	$5,562
	Returns	174	--	--	174

	Total	$4,871	$1,190	$325	$5,736

	Allowance for Doubtful
	Accounts - Retail
	Contracts	$3,077	$4,241	$2,681	$4,637

	Income Tax
	Valuation Allowance	$969	$(565)	$110	$514

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with the Company’s accountants regarding accounting and financial disclosure required to be reported pursuant to this item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

        The Company has no other information to report pursuant to Item 9B.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference from the captions entitled “Election of Directors” and “Board of Directors” set forth in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (“Proxy Statement”)(1). Information with respect to executive officers of the Company appears at the end of Part I, on Page 12 and 13, of this Form 10-K. Pursuant to Instruction G, the information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the caption entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement.

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

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans	732,308	$15.16	245,976
approved by security
holders

Equity compensation plans
not approved by security
holders	--	--	--

Total	732,308	$15.16	245,976

(1)	Represents options to purchase the Company’s Common Stock granted under the Company’s 2004 Equity Incentive Plan, 2000 Equity Incentive Plan and 1995 Stock Option Plan, each of which was approved by the Company’s shareholders.

(2)	Includes up to 200,000 shares of restricted Common Stock that can be issued under the Company’s 2004 Equity Incentive Plan. These shares are subject to a minimum three year vesting period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Other Matters – Certain Transactions” set forth in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

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

GEHL COMPANY
Date: March 7, 2008	By /s/ William D. Gehl
William D. Gehl,
Chairman of the Board of Directors
and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William D. Gehl	Chairman of the Board of Directors,	March 7, 2008
William D. Gehl	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Thomas M. Rettler	Vice President and Chief Financial Officer	March 7, 2008
Thomas M. Rettler	(Principal Financial and Accounting Officer)
/s/ Thomas J. Boldt	Director	March 7, 2008
Thomas J. Boldt
/s/ Marcel-Claude Braud	Director	March 7, 2008
Marcel-Claude Braud
/s/ John T. Byrnes	Director	March 7, 2008
John T. Byrnes
/s/ Richard J. Fotsch	Director	March 7, 2008
Richard J. Fotsch
/s/ Bruce D. Hertzke	Director	March 7, 2008
Bruce D. Hertzke
/s/ John W. Splude	Director	March 7, 2008
John W. Splude
/s/ Dr. Hermann Viets	Director	March 7, 2008
Dr. Hermann Viets

GEHL COMPANY INDEX TO EXHIBITS

Exhibit Number	Document Description

(3.1)	Restated Articles of Incorporation, as amended, of Gehl Company. [Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007]***

(3.2)	By-Laws of Gehl Company, as amended and restated through December 20, 2007 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007]***

(4.1)	Shareholder Agreement, dated July 22, 2004 by and between Gehl Company and Manitou BF S.A. [Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]**

(4.2)	Rights Agreement, dated as of May 25, 2007, between Gehl Company and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Gehl Company, dated as of May 25, 2007]***

(10.1)*	Supplemental Retirement Benefit Agreement, dated as of December 15, 1995, by and between William D. Gehl and Gehl Company, amended by Amendment No. 1, dated as of April 20, 2000 and Amendment No. 2, dated as of February 23, 2007 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007]**

(10.2)*	Supplemental Retirement Benefit Agreement, dated as of February 23, 2007, by and between Malcolm F. Moore and Gehl Company [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007]**

(10.3)*	Form of Supplemental Retirement Benefit Agreement, dated as of February 23, 2007, by and between Messrs. Keyes, Miller, Monnat, Moore, Mulcahy and Rettler and Gehl Company [Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007]**

(10.4)*	Employment Agreement by and between Gehl Company and William D. Gehl dated as of June 14, 2004 (executed as of July 30, 2004) [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]**

(10.5)*	Gehl Savings Plan, as amended and restated effective July 1, 2001 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]**

(10.6)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002]**

(10.7)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]**

(10.8)*	Amendment to Gehl Savings Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003]**

(10.9)*	Gehl Company Retirement Income Plan “B”, as amended and restated [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001]**

(10.10)*	Amendments to Gehl Company Retirement Income Plan “B” [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002]**

(10.11)*	Gehl Company 1995 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000] **

(10.12)*	Form of Stock Option Agreement for executive officers used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]**

(10.13)*	Form of Stock Option Agreement for non-employee directors used in conjunction with the Gehl Company 1995 Stock Option Plan [Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995]**

(10.14)*	Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders]**

(10.15)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.16)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2000 Equity Incentive Plan [Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-36102)]

(10.17)*	Form of Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]**

(10.18)*	Forms of Amendment to the Change in Control and Severance Agreement between Gehl Company and Messrs. Keyes, Moore and Mulcahy dated as of June 13, 2001 [Incorporated by reference to Exhibits 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]**

(10.19)*	Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated as of May 1, 2004 [Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000]**

(10.20)*	Amendment to the Change in Control and Severance Agreement between Gehl Company and Kenneth H. Feucht dated May 1, 2004 [Incorporated by reference to Exhibit 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]**

(10.21)*	Change in Control and Severance Agreement by and between Gehl Company and Thomas M. Rettler dated as of August 23, 2004 [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]**

(10.22)*	Change in Control and Severance Agreement between Gehl Company and James J. Monnat executed as of July 22, 2005. [Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005]**

(10.23)*	Gehl Company Deferred Compensation Plan effective August 1, 2000 [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]**

(10.24)*	Gehl Company 2004 Incentive Compensation Plan [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004]**

(10.25)*	Change in Control and Severance Agreement between Gehl Company and Daniel L. Miller executed as of December 16, 2005. [Incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005]**

(10.26)*	Form of Non-Qualified Stock Option Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]**

(10.27)*	Form of Stock Option Agreement for Non-Employee Directors used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]**

(10.28)*	Form of Election Relating to Withholding Taxes In Connection With the Exercise of a Non-Qualified Stock Option used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004]**

(10.29)	Form of Restricted Stock Agreement used in conjunction with the Gehl Company 2004 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004]**

(10.30)*	Director’s Compensation schedule effective January 1, 2005 [Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2005]**

(10.31)*	Gehl Company 2004 Equity Incentive Plan, as amended [Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders] **

(10.32)*	Form of Stock Appreciation Rights Award Agreement [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007]**

(10.33)	Receivables Sale Agreement, dated March 15, 2006, between Gehl Company and Gehl Receivables II, LLC [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2006]**

(10.34)	Receivables Purchase and Sale Agreement, dated March 15, 2006, between Gehl Receivables II, LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2006]**

(10.35)	Receivables Purchase Agreement, dated March 15, 2006, between Gehl Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and JP Morgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2006]**

(10.36)	Receivables Sale and Assignment Agreement, dated March 15, 2006, between Gehl Funding LLC and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2006]**

(10.37)	Performance Undertaking, dated March 15, 2006, between Gehl Company and Gehl Funding II, LLC [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2006]**

(10.38)	Credit Agreement, dated October 17, 2006, among Gehl Company, Compact Equipment Attachments, Inc., Gehl Power Products, Inc., Mustang Manufacturing Company, Inc., the lenders named therein and Bank of Montreal, as administrative agent [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2006]**

(10.39)	Amendment No. 4 to Receivables Purchase Agreement dated as of July 13, 2007, among Gehl Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC, and JPMorgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007]***

(21)	Subsidiaries of Gehl Company

(23)	Consent of PricewaterhouseCoopers LLP

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

(32.1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)	Proxy Statement for 2008 Annual Meeting of Shareholders (To be filed with the Securities and Exchange Commission under Regulation 14A; except to the extent incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K)***

* A management contract or compensatory plan or arrangement.
** Commission File No. 0-18110.
***Commission File No. 01-33504