Form 10-Q
period 2008-03-31
GEHL CO
filed 2008-05-08
CIK 856386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Yes   X            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer   X   Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.10 Par Value	12,132,735

Gehl Company

FORM 10-Q

March 31, 2008

Report Index

Page No.
PART I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Month
Periods Ended March 31, 2008 and 2007	3
Condensed Consolidated Balance Sheets at March 31, 2008,
December 31, 2007, and March 31, 2007	4
Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended
March 31, 2008 and 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
PART II - Other Information
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	24
Signatures	25

PART I – Financial Information

Item 1. Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$82,151	$115,214
Cost of goods sold	63,786	89,450

Gross profit	18,365	25,764
Selling, general and administrative expenses	16,333	14,952

Income from operations	2,032	10,812
Interest expense	(1,034)	(909)
Interest income	704	1,008
Other expense, net	(2,902)	(1,044)

(Loss) income from continuing operations before income taxes	(1,200)	9,867
(Benefit) provision for income taxes	(378)	3,404

(Loss) income from continuing operations	(822)	6,463
Loss from discontinued operations, net of tax	--	(160)

Net (loss) income	$(822)	$6,303

Diluted net (loss) income per share:
Continuing operations	$(0.07)	$0.52
Discontinued operations	--	(0.01)

Total diluted net (loss) income per share	$(0.07)	$0.51

Basic net (loss) income per share:
Continuing operations	$(0.07)	$0.53
Discontinued operations	--	(0.01)

Total basic net (loss) income per share	$(0.07)	$0.52

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	March 31, 2008	December 31, 2007	March 31, 2007
Assets
Cash	$7,300	$10,349	$3,817
Accounts receivable - net	171,869	190,439	205,089
Finance contracts receivable - net	4,654	4,675	13,220
Inventories	65,695	49,093	48,772
Retained interest in sold finance contracts receivable	59,904	47,730	28,427
Deferred income tax assets	9,595	8,849	9,590
Prepaid expenses and other current assets	3,481	4,985	7,294

Total current assets	322,498	316,120	316,209

Property, plant and equipment - net	35,758	35,510	33,078
Goodwill	11,748	11,748	11,748
Other assets	41,952	44,584	31,868

Total assets	$411,956	$407,962	$392,903

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$212	$212	$237
Short-term debt obligations	50,210	50,000	25,000
Accounts payable	38,844	35,799	45,049
Accrued and other current liabilities	19,679	22,548	25,907

Total current liabilities	108,945	108,559	96,193

Long-term debt obligations	23,936	21,425	39,369
Other long-term liabilities	18,085	16,948	20,263

Total long-term liabilities	42,021	38,373	59,632

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,132,735, 12,127,623 and 12,222,155
shares outstanding, respectively	1,213	1,213	1,222
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	--	--	--
Capital in excess of par	85,105	85,291	85,417
Retained earnings	179,798	180,734	162,630
Accumulated other comprehensive loss	(5,126)	(6,208)	(12,191)

Total shareholders’ equity	260,990	261,030	237,078

Total liabilities and shareholders’ equity	$411,956	$407,962	$392,903

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities
Net (loss) income	$(822)	$6,303
Adjustments to reconcile net (loss) income to net cash
used for operating activities:
Depreciation and amortization	1,259	1,291
Compensation expense for long-term incentive stock grants	307	413
Cost of sales of finance contracts	2,121	846
Proceeds from sales of finance contracts	20,030	30,762
Increase in finance contracts receivable	(22,130)	(36,457)
Increase in retained interest in sold finance contracts	(10,708)	(8,692)
Increase (decrease) in cash due to changes in:
Accounts receivable - net	20,150	(16,710)
Inventories	(15,237)	131
Accounts payable	1,780	5,202
Remaining working capital items	(605)	1,654

Net cash used for operating activities	(3,855)	(15,257)

Cash Flows from Investing Activities
Property, plant and equipment additions	(1,414)	(1,963)
Proceeds from the sale of property, plant and equipment	--	30
Increase in other assets	(8)	(37)

Net cash used for investing activities	(1,422)	(1,970)

Cash Flows from Financing Activities
Proceeds from revolving credit loans	2,535	14,210
Proceeds (repayments) of short-term borrowings	186	(58)
Purchase of treasury shares	(493)	--

Net cash provided by financing activities	2,228	14,152

Net decrease in cash	(3,049)	(3,075)
Cash, beginning of period	10,349	6,892

Cash, end of period	$7,300	$3,817

Supplemental disclosure of cash flow information:
Cash paid (refunded) for the following:
Interest	$1,096	$969
Income taxes	$(61)	$483

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

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

        In the opinion of management, the information furnished for the three month periods ended March 31, 2008 and 2007 includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company. Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

        It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

        Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also issued a final Staff Position to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company recorded a $1.4 million, or $0.11 per share, after-tax charge in the first quarter of 2008 related to implementing SFAS 157 on the consolidated financial statements. See Note 4 and Note 13 for additional information related to the adoption of SFAS 157.

        In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133". SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

Note 3 – Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

        The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $0.5 million, increasing its liability for unrecognized tax benefits along with related interest and penalties, and reducing the January 1, 2007 balance of retained earnings.

        At March 31, 2008, the Company had $3.7 million in unrecognized tax benefits, the recognition of which would have an effect of $3.1 million on the effective tax rate. At March 31, 2007, the Company had unrecognized tax benefits of $3.1 million, which would have an effect of $2.7 million on the effective tax rate. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

Note 4 – Finance Contracts Receivable Financing

        The Company maintains an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). On March 31, 2008 the Securitization Facility was amended to adjust the total facility size from $300 million to $200 million. The amendment also resolved all previous exceptions that resulted in the reservation of rights agreement in operation at December 31, 2007. The Securitization Facility has a final maturity date in July 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (maximum 85% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable.

        The following summarizes the Company’s sales of retail finance contracts receivable through the Securitization Facility for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31, 2008	March 31, 2007
Value of contracts sold	$28,415	$35,109
Cash received on sales of contracts	15,521	26,346

Retained interest in contracts sold	86,518	45,820

Impact of SFAS 157	2,005	--

Cost of sales of finance contracts	$174	$727

        The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based on historical results. At March 31, 2008, the fair value of the retained interest was calculated using a discount rate of 3.70%, an approximate 17 month weighted-average prepayable portfolio life and an approximate 1.9% loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest. A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.3 million. A 10% increase in the loss rate would decrease the fair value of the retained interest by $0.5 million. Retained interest of $59.9 million, $47.7 million and $28.4 million was included in current assets at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, and $26.6 million, $28.1 million and $17.4 million was included in other assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. See Note 13 for additional information on the fair value measurement of the retained interest.

        The total credit capacity under the Securitization Facility is $200 million, as amended on March 31, 2008, with an outstanding note balance of $193.2 million at March 31, 2008. Finance contracts receivable sold and being serviced by the Company under the Securitization Facility totaled $271.8 million at March 31, 2008. Of the $271.8 million in sold contracts receivable, $25.1 million were greater than 60 days past due at March 31, 2008. There were no credit losses on contracts sold through the program during the three months ended March 31, 2008 and 2007. The Company received $0.7 million and $0.6 million in service fee income during the three months ended March 31, 2008 and 2007, respectively.

        In addition to the sale of finance contracts receivable through the Securitization Facility, the Company sold finance contracts through limited recourse arrangements during 2008 and 2007. Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable. Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts. The following table summarizes the Company’s sales of finance contracts receivable through these arrangements for the three months ended March 31, 2008, and 2007 (in thousands):

	2008	2007
Value of contracts sold	$4,500	$4,535
Cash received on sales of contracts	4,509	4,416

Cost of sales of finance contracts	$(58)	$119

        At March 31, 2008, the Company serviced $355.9 million of finance contracts receivable of which $271.8 million, $59.6 million and $6.3 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

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

Note 5 – Accounts Receivable

        Accounts receivable were comprised of the following (in thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Accounts receivable	$178,410	$196,175	$208,367
Less allowances for:
doubtful accounts	(6,367)	(5,562)	(3,104)
returns and dealer discounts	(174)	(174)	(174)

	$171,869	$190,439	$205,089

        The Company retains as collateral a security interest in the equipment associated with accounts receivable.

Note 6 – Finance Contracts Receivable

        Unsold finance contracts receivable were comprised of the following (in thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Finance contracts receivable	$15,667	$15,526	$20,565
Less: doubtful accounts	(4,799)	(4,637)	(3,396)

	10,868	10,889	17,169
Less: non-current portion	(6,214)	(6,214)	(3,949)

	$4,654	$4,675	$13,220

        The unsold finance contracts receivable at March 31, 2008 have a weighted-average interest rate of approximately 6.9%. The Company retains as collateral a security interest in the equipment associated with unsold finance contracts receivable. The Company also maintains certain levels of dealer recourse deposits as additional security associated with finance contracts receivable. The dealer recourse deposits totaled $2.2 million and $2.3 million at March 31, 2008 and 2007, respectively.

Note 7 – Inventories

        If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Raw materials and supplies	$21,985	$20,173	$22,635
Work-in-process	3,565	2,160	2,630
Finished machines and parts	69,660	56,275	53,159

Total current cost value	95,210	78,608	78,424
Adjustment to LIFO basis	(29,515)	(29,515)	(29,652)

	$65,695	$49,093	$48,772

Note 8 – Product Warranties and Other Guarantees

        In general, the Company provides warranty coverage on equipment for a period of up to twelve months. The Company’s reserve for warranty claims is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records warranty expense as a component of selling, general and administrative expense. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

For the three months ended	March 31, 2008	March 31, 2007
Beginning balance	$5,704	$5,778
Accruals for warranties issued during the period	1,200	1,518
Accruals related to pre-existing warranties
(including changes in estimates)	(4)	(148)
Settlements made (in cash or in kind) during the period	(1,355)	(1,272)

Ending balance	$5,545	$5,876

Note 9 – Employee Retirement Plans

        The Company sponsors two qualified defined benefit pension plans (“pension plans”) for certain of its employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2008	March 31, 2007
Service cost	$144	$160
Interest cost	737	724
Expected return on plan assets	(921)	(857)
Amortization of prior service cost	2	3
Amortization of net loss	213	240

Net periodic benefit cost	$175	$270

        The Company does not anticipate making any contributions to the pension plans during 2008. No contributions were made during the three month period ended March 31, 2008. The Company early adopted SFAS 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” which requires Companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within ninety days of the end of the fiscal year.  Effective January 1, 2008, the Company changed their measurement date from September 30 to December 31.  The impact of the adoption was an increase in total liabilities of $0.2 million, an increase in total assets of $0.1 million a decrease to retained earnings, net of tax, of $0.1 million

        The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2008	March 31, 2007
Service cost	$78	$137
Interest cost	150	113
Amortization of prior service cost	23	25
Amortization of net loss	62	25

Net periodic benefit cost	$313	$300

        The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65. The following table provides disclosure of the net periodic benefit cost (in thousands):

For the three months ended:	March 31, 2008	March 31, 2007
Service cost	$35	$32
Interest cost	33	30
Amortization of transition obligation	5	6
Amortization of net loss	15	13

Net periodic benefit cost	$88	$81

Note 10 – Shareholders’ Equity

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

        There were no stock options awarded in the three months ended March 31, 2008 and 2007. Awards of stock options under the plans are subject to certain vesting requirements and are accounted for using the fair value based method. In the three months ended March 31, 2008 and 2007, the Company awarded 182,801 and 132,087 stock appreciation rights, respectively, to certain key employees at the fair market value on the grant date. The stock appreciation rights can only be cash-settled and are subject to certain vesting requirements.

        In 2008 and 2007, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees. Awards of restricted stock under the plan are subject to certain vesting requirements. There were 35,112 and 25,118 restricted shares awarded in the three months ended March 31, 2008 and 2007, respectively, with an average fair market value of $17.33 and $28.68 per share, respectively. Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period.

Note 11 – Net (Loss) Income Per Share and Comprehensive Income

        Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and, if applicable, common stock equivalents that would arise from the exercise of stock options and vesting of restricted stock. A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	March 31, 2008	March 31, 2007
Basic shares	12,016	12,124
Effect of options and unvested
restricted stock	--	335

Diluted shares	12,016	12,459

        For the three months ended March 31, 2008, 732,308 options to purchase common shares and 94,723 restricted shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted earnings per share. For the three months ended March 31, 2007, 125,284 options to purchase common shares were antidilutive.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net (loss) income	$(822)	$6,303
Foreign currency translation adjustments	1,625	172
Amortization of pension losses, net of tax	208	--
Unrealized losses	(751)	(122)

Other comprehensive income	1,082	50

Comprehensive income	$260	$6,353

Note 12 – Financial Instruments

        The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S. Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

        In September 2007, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S. Dollar versus the Euro. The forward contracts expire between June 16, 2008 and December 15, 2008 and have a notional amount of €6.0 million ($8.4 million) and contract rates ranging from €1.0:$1.4003 to €1.0:$1.4014. As the contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company recorded an increase to current liabilities and an increase to other expense of $0.7 million during the three months ended March 31, 2008.

        In 2005, the Company entered into an interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts. Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations were an aggregate swapped notional amount of $40 million through January 2008. The aggregate notional amount of the swap decreased to $30 million effective January 2008 and will decrease to $20 million effective January 2009 and $10 million effective January 2010 before the swap expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate. The referenced 30 day LIBOR rate was 2.70% at March 31, 2008. The variable to fixed interest rate swap is an effective cash-flow hedge. The fair value of the swap was a liability of $1.3 million at March 31, 2008 and was recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets, with changes in fair value included in other comprehensive income.

        In connection with the Company’s Securitization Facility, the Company and the SPE are parties to interest rate swap agreements to manage the SPE’s interest rate exposure from floating rate debt. The term and notional balances of the swap agreements are matched to the anticipated repayment profile of the aggregate portfolio of securitized finance contracts. Effective March 31, 2008, the Company’s variable to fixed rate obligations are an aggregate swapped notional balance of $258.5 million decreasing over time to $0 by December 31, 2013. As of March 31, 2008, the Company pays a fixed rate of 4.93% under the swaps (which adjusts monthly) and receives a 30 day LIBOR variable rate. The reference 30 day LIBOR rate was 2.70% at March 31, 2008. The swaps are deemed ineffective under the provisions of SFAS 133. Accordingly, changes in fair value are recognized in earnings each period as part of the Company’s retained interest valuation. At March 31, 2008, the Company’s retained interest calculation was reduced by $10.9 million as a result of the swap liability.

Note 13 – Fair Value Measurements

        On January 1, 2008, the Company prospectively adopted SFAS 157, “Fair Value Measurements”(“SFAS 157”). See Note 2 for additional information. While SFAS 157 does not expand the use of fair value measurements in any new circumstance, it applies to several current accounting standards that require or permit measurement of assets and liabilities at fair value. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

        In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•	Level 2 – Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.
•	Level 3 – Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.

        If applicable, the Company uses quoted market prices in active markets to determine fair value, and therefore classify such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3 if they use significant unobservable inputs. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.

        Fair value measurements impacted by SFAS 157 include:

Derivative financial instruments

        The fair value of interest rate swap derivatives is primarily based on pricing models. These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.

        The fair value of foreign currency forward contracts is based on a pricing model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Securitized retained interests

        The fair value of securitized retained interest is based upon a valuation model that calculates the present value of future expected cash flows using a quoted discount rate on a similar asset, adjusted for credit and liquidity risk as appropriate, in addition to key assumptions for prepayment speeds and loss factors among others. These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized. Included in the fair value measurement of securitized retained interest is a derivative financial instrument discussed in Note 12.

        The following table provides the assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Securitized Retained Interest(1)	$--	$--	$86,518	$86,518
Liabilities
Derivative Financial Instruments(2)	$--	$2,290	$--	$2,290

(1)	Of the total securitized retained interest, $59,905 is recorded in retained interest in sold finance contracts receivable and $26,613 is included in other long-term assets on the Condensed Consolidated Balance Sheets.

(2)	Of the total derivative financial instruments, $995 is recorded in accrued and other current liabilities and $1,295 is included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

        Below is a roll-forward of the securitized retained interest measured at fair value using Level 3 inputs for the three months ended March 31, 2008. This instrument was valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interest
Balance at December 31, 2007	$75,810
Unrealized losses	(2,179)
Purchases, issuances and settlements, net	12,887

Balance at March 31, 2008	$86,518

        The Company has recorded a pre-tax charge of $2.0 million in the quarter ended March 31, 2008 related to the adoption of SFAS 157 in other expense, net on the Condensed Consolidated Statements of Operations. The charge is the result of a higher discount rate required to achieve fair value measurement, as defined, under SFAS 157. See Note 4 for information regarding assumptions used in the valuation of retained interest.

Note 14 – Subsequent Events

        On April 23, 2008, the Company completed the sale of the corporate office building and surrounding properties to the City of West Bend per the agreement announced in August 2007. Proceeds on the sale totaled $1.0 million and there is no gain or loss to be recognized on the sale. The Company will continue to rent the property and office space from the City of West Bend until the completion of the new research and development and corporate office locations which are anticipated to be completed in the Fall of 2008 and Spring of 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales

        Net sales in the three months ended March 31, 2008 (“2008 first quarter”) were $82.2 million compared to $115.2 million in the three months ended March 31, 2007 (“2007 first quarter”), a decrease of $33.1 million, or 29%. The impact of continuing weakness in North American residential construction activity and lower capital investments by equipment rental companies was partially offset by continuation of market share gains in the Company’s two primary product categories, skidloaders and telehandlers, and strong agricultural markets. The Company’s North American retail skid loader volume decreased less than 2% during the first quarter of 2008 versus the same period of 2007, while based on data released by the Association of Equipment Manufacturers (“AEM”), the overall industry retail numbers decreased over 14% for the quarter. The Company’s telehandler retail demand declined 18% in the first quarter in an industry-wide market that declined over 43% as reported by AEM. In addition, the Company reduced its field inventory levels by $18.0 million during the first quarter of 2008 compared to an increase in field inventory of $13.0 million during the same period of 2007.

        Of the Company’s total net sales reported for the 2008 first quarter, $28.0 million were made to customers residing outside of the United States compared with $32.0 million in the 2007 first quarter. The decrease in export sales was primarily due to decreased sales of non-skid loader units by the Company’s European subsidiary, Gehl Europe. Due to the relative strength of the European construction markets, skid loader shipments outside of North America increased to 49% of total Company skid loader sales versus 46% a year earlier.

Gross Profit

        Gross profit was $18.4 million in the 2008 first quarter compared to $25.8 million in the 2007 first quarter, a decrease of $7.4 million, or 29%, due primarily to the reduction in net sales. Gross profit as a percentage of net sales (“gross margin”) was 22.4% in both the 2008 and 2007 first quarters. Gross margin in 2008 was favorably impacted by approximately 1.8 percentage points due to 2007 and 2008 price increases. Gross margin remained flat despite significant increases in costs of steel and component parts, as a result of favorable product mix, effective supply chain management, tight cost control and cost savings due to investments in state-of-the-art manufacturing equipment.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $16.3 million, or 19.9% of net sales, in the 2008 first quarter compared to $15.0 million, or 13.0% of net sales, in the 2007 first quarter. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects the decrease in sales, along with planned increased investments in research and development and information technology projects totaling $0.8 million. The increase also includes $0.4 million of charges related to streamlining the Gehl and Mustang sales and support organizations, which the Company anticipates will generate ongoing annual cost savings of approximately $1.0 million.

Income from Operations

        Income from operations in the 2008 first quarter was $2.0 million, or 2.5% of net sales, compared to income from operations of $10.8 million, or 9.4% of net sales, in the 2007 first quarter, a decrease of $8.8 million, or 81%.

Interest Expense

        Interest expense was $1.0 million in the 2008 first quarter compared to $0.9 million in the 2007 first quarter, an increase of $0.1 million. The increase in interest expense was primarily due to increased debt levels, partially offset by reduced borrowing costs, throughout the 2008 first quarter.

Interest Income

        Interest income was $0.7 million in the 2008 first quarter compared to $1.0 million in the 2007 first quarter, a decrease of $0.3 million. The decrease in interest income was due to the decrease in average finance contracts receivable and wholesale receivables in the 2008 first quarter compared to the 2007 first quarter driven by the efforts to reduce field inventory levels as discussed above.

Net Other Expense

        The Company recorded net other expense of $2.9 million and $1.0 million in the 2008 first quarter and 2007 first quarter, respectively. The change in net other expense was primarily due to the $2.0 million charge related to the adoption of SFAS 157. See Note 13 to the Condensed Consolidated Financial Statements “Fair Value Measurements” for additional detail.

Provision for Income Taxes

        The Company’s effective income tax rate was 31.5% as of March 31, 2008 compared to 34.5% in the first quarter of 2007. The decrease in the effective tax rate is primarily due to a higher domestic manufacturing deduction and research and development credit.

(Loss) Income from Continuing Operations

        Loss from continuing operations in the 2008 first quarter was $0.8 million, or (1.0%) of net sales, compared to income from continuing operations of $6.5 million, or 5.6% of net sales, in the 2007 first quarter, a decrease of $7.3 million, or 112%. The 2008 first quarter loss from continuing operations included a $1.4 million after-tax charge related to the adoption of SFAS 157. See Note 13 to the Condensed Consolidated Financial Statements “Fair Value Measurements” for additional detail.

Net (Loss) Income

        The Company recorded a net loss in the 2008 first quarter of $0.8 million compared to net income of $6.3 million in the 2007 first quarter. The 2008 first quarter net loss included a $1.4 million after-tax charge related to the adoption of SFAS 157. See Note 13 to the Condensed Consolidated Financial Statements “Fair Value Measurements” for additional detail.

Financial Condition

Working Capital

        The Company’s working capital was $213.6 million at March 31, 2008 as compared to $207.6 million at December 31, 2007 and $220.0 million at March 31, 2007. The change in working capital at March 31, 2008 from December 31, 2007 was primarily due to increases in inventory, as well as the current portion of retained interest from the sale of finance contracts. These increases in working capital were partially offset by a decrease in accounts receivable. The increase in inventory as of March 31, 2008 is due to the timing of customer demand as well as the launch of a new articulated loader product line in 2008. The current portion of retained interest in sold finance contracts increased from December 31, 2007 primarily due to a decreased advance rate within the securitization facility. Accounts receivable decreased from December 31, 2007 due to planned field inventory reductions during the 2008 first quarter.

        The change in working capital at March 31, 2008 from March 31, 2007 was primarily due to increases short-term debt obligations and decreases in accounts receivable. The increase in short-term debt and decrease in accounts receivable were partially offset by an increase in inventory and the current portion of retained interest from the sale of finance contracts. The increase in inventory as of March 31, 2008 was due to the timing of customer demand as well as the launch of a new product line in 2008. The current portion of retained interest from the sale of finance contracts increased from March 31, 2007 due to a decreased advance rate on the securitization facility. Accounts receivable decreased from March 31, 2007 due to planned field inventory reductions during the 2008 first quarter. Short-term debt obligations increased from March 31, 2007 as the Company extended its commercial paper facility from $25.0 million to $50.0 million in April 2007. See “Debt and Equity” below for additional discussion.

Capital Expenditures

        Capital expenditures for property, plant and equipment during the 2008 first quarter were approximately $1.4 million. The Company plans to make up to $22.1 million of capital expenditures in 2008, primarily to complete the research and development facility, break ground on the new corporate office building, enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment.

Debt and Equity

        The Company maintains a $125 million unsecured revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility is for a five-year period expiring October 17, 2011. At any time during the term of the Facility, the Company has the option, subject to bank approval, to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company. Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization. Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%. As of March 31, 2008, the weighted average interest rate on Company borrowings outstanding under the Facility was 6.16%. The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of March 31, 2008.

        Borrowings under the Facility were $23.6 million at March 31, 2008 as compared to $21.1 million at December 31, 2007 and $38.9 million at March 31, 2007. Available unused borrowings under the Facility were $51.4 million at March 31, 2008 as compared to $53.9 million at December 31, 2007 and $61.1 million at March 31, 2007. Available borrowings at March 31, 2008 were reduced by $50.0 million of outstanding commercial paper, as compared to $50.0 million and $25.0 million at December 31, 2007 and March 31, 2007, respectively.

        During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25.0 million in commercial paper under this arrangement. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50.0 million in commercial paper. The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility. At March 31, 2008, the Company had $50.0 million of short term commercial paper outstanding at a rate of 3.45%, compared to $50.0 million outstanding at December 31, 2007 at a rate of 5.07% and $25.0 million outstanding at March 31, 2007 at a rate of 5.45%

        In addition, the Company has access to a €2.5 million committed foreign short-term credit facility. There were no borrowings outstanding under this facility at March 31, 2008 and 2007.

        The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. Requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2008 will continue to be funded by operations and the Company’s borrowing arrangements.

        At March 31, 2008, shareholders’ equity had increased $23.9 million to $261.0 million from $237.1 million at March 31, 2007. This increase primarily reflects net income of $17.3 million. Shareholders’ equity at March 31, 2008 was flat compared to December 31, 2007.

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued shares. The plan does not have an expiration date. As of March 31, 2008 and December 31, 2007, a total of 153,600 shares and 123,600 shares had been repurchased, respectively.

Contractual Obligations

        Other than the changes in the outstanding borrowings and capital commitments, as described above, and Financial Accounting Standards Board Interpretation No. 48 liabilities, as described in Note 3 to the Condensed Consolidated Financial Statements, there have been no material changes to the annual maturities of debt obligations, future minimum, non-cancelable operating lease payments and capital commitments as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 8 and 15, respectively, of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements – Sales of Finance Contracts Receivable

        The sale of finance contracts is an important component of the Company’s overall liquidity. The Company maintains an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”). On March 31, 2008, the Securitization Facility was amended to adjust the total facility size from $300 million to $200 million. The reduction in the facility size coincided with a change to the agreement to allow the Company to sell contracts through other arrangements including limited recourse arrangements at the Company’s discretion. The amendment also resolved all previous exceptions that resulted in the reservation of rights agreement in operation at December 31, 2007. At March 31, 2008, the Company was in compliance with all facility requirements. The Securitization Facility has a final maturity date in July 2009, subject to annual renewal by the Purchaser. Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE. The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 85% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest. At March 31, 2008, the Company had available unused capacity of $6.8 million under the Securitization Facility compared to $99.3 million at March 31, 2007.

        In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts. The Company continues to service substantially all contracts, whether or not sold. At March 31, 2008, the Company serviced $355.9 million of finance contracts receivable of which $271.8 million, $59.6 million and $6.3 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. At March 31, 2007, the Company serviced $374.2 million of finance contracts receivable of which $248.3 million, $80.1 million and $24.8 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively. It is the intention of the Company to continue to sell substantially all of its existing as well as future finance contracts through an asset securitization program or limited recourse arrangements. The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Critical Accounting Policies and Estimates

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Forward-Looking Statements

        Gehl Company (the “Company” or “Gehl”) intends that certain matters discussed in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. When used in this filing, words such as the Company “believes,” “anticipates,” “expects,” “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include, but are not limited to, those risk factors cited in the Company’s filings with the Securities and Exchange Commission, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel and rubber) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. In addition, the Company’s expectations for the future are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally. The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1A. Risk Factors

        There has not been any material change in the risk factors previously disclosed in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock in open market or privately negotiated transactions. All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued shares. The plan does not have an expiration date. As of March 31, 2008 and December 31, 2007, a total of 153,600 shares and 123,600 shares had been repurchased, respectively. The table below sets forth information with respect to purchases made by or on behalf of the Company of shares of our common stock during the three months ended March 31, 2008:

As of March 31, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January	30,000	$ 16.40	30,000	846,400
February - March	--	--	--	846,400

Total	30,000	$ 16.40	30,000	846,400

Item 6. Exhibits

Exhibit No.	Document Description

10.1+	Waiver and Amendment No. 5 to Receivables Purchase Agreement, dated March 31, 2008, among the Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and JPMorgan Chase Bank, N.A.

10.2	Amendment No. 1 to Receivables Sale Agreement, dated March 31, 2008 between the Company and Gehl Receivables II, LLC.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Operating Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEHL COMPANY
Date: May 8, 2008	By: /s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer
Date: May 8, 2008	By: /s/ Malcolm F. Moore
Malcolm F. Moore
President and
Chief Operating Officer
(Principal Financial Officer)

GEHL COMPANY
INDEX TO EXHIBITS

Exhibit No.	Document Description

10.1+	Waiver and Amendment No. 5 to Receivables Purchase Agreement, dated March 31, 2008, among the Company, Gehl Funding II, LLC, Park Avenue Receivables Company, LLC and JPMorgan Chase Bank, N.A.

10.2	Amendment No. 1 to Receivables Sale Agreement, dated March 31, 2008 between the Company and Gehl Receivables II, LLC.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.