Form 10-Q
period 2008-06-30
GEHL CO
filed 2008-08-08
CIK 856386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ..............................   to   ...............................

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $.10 Par Value	12,135,737

Gehl Company
FORM 10-Q
June 30, 2008
Report Index

PART I – Financial Information

Item 1.  Financial Statements

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$111,087	$135,347	$193,238	$250,561
Cost of goods sold	88,314	105,807	152,100	195,257

Gross profit	22,773	29,540	41,138	55,304

Selling, general and administrative expenses	14,659	15,703	30,992	30,655

Income from operations	8,114	13,837	10,146	24,649

Interest expense	(880)	(1,168)	(1,914)	(2,077)
Interest income	697	1,098	1,401	2,106
Other expense, net	(286)	(302)	(3,188)	(1,346)

Income from continuing operations before income taxes	7,645	13,465	6,445	23,332

Provision for income taxes	2,408	4,646	2,030	8,050

Income from continuing operations	5,237	8,819	4,415	15,282

Loss from discontinued operations, net of tax	-	(108)	-	(268)

Net income	$5,237	$8,711	$4,415	$15,014

Diluted net income per share:
Continuing operations	$0.43	$0.71	$0.36	$1.23
Discontinued operations	-	(0.01)	-	(0.02)
Total diluted net income per share	$0.43	$0.70	$0.36	$1.20

Basic net income per share:
Continuing operations	$0.43	$0.73	$0.37	$1.26
Discontinued operations	-	(0.01)	-	(0.02)
Total basic net income per share	$0.43	$0.72	$0.37	$1.24

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	June 30, 2008	December 31, 2007	June 30, 2007
Assets
Cash	$4,984	$10,349	$5,039
Accounts receivable – net	190,642	190,439	233,498
Finance contracts receivable – net	6,094	4,675	10,034
Inventories	72,423	49,093	42,346
Retained interest in sold finance contracts receivable	55,156	47,730	37,673
Deferred income tax assets	9,653	8,849	9,688
Prepaid expenses and other current assets	3,230	4,985	7,264
Total current assets	342,182	316,120	345,542

Property, plant and equipment – net	38,773	35,510	33,421
Goodwill	11,748	11,748	11,748
Other assets	37,290	44,584	32,568

Total assets	$429,993	$407,962	$423,279

Liabilities and Shareholders’ Equity
Current portion of long-term debt obligations	$212	$212	$212
Short-term debt obligations	49,140	50,000	49,997
Accounts payable	48,634	35,799	52,768
Accrued and other current liabilities	18,398	22,548	28,553
Total current liabilities	116,384	108,559	131,530

Long-term debt obligations	28,503	21,425	23,863
Other long-term liabilities	17,503	16,948	20,398
Total long-term liabilities	46,006	38,373	44,261

Common stock, $.10 par value, 25,000,000 shares
authorized, 12,135,737, 12,127,623 and 12,245,780
shares outstanding, respectively	1,214	1,213	1,225
Preferred stock, $.10 par value, 2,000,000 shares
authorized, 250,000 shares designated as Series A
preferred stock, no shares issued	-	-	-
Capital in excess of par	85,749	85,291	86,187
Retained earnings	185,035	180,734	171,341
Accumulated other comprehensive loss	(4,395)	(6,208)	(11,265)
Total shareholders’ equity	267,603	261,030	247,488

Total liabilities and shareholders’ equity	$429,993	$407,962	$423,279

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities
Net income	$4,415	$15,014
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	2,356	2,577
Compensation expense for long-term incentive stock grants	729	948
Cost of sales of finance contracts	2,644	823
Proceeds from sales of finance contracts	59,487	69,818
Increase in finance contracts receivable	(62,253)	(72,304)
Increase in retained interest in sold finance contracts	(3,378)	(18,413)
(Decrease) increase in cash due to changes in:
Accounts receivable – net	1,391	(43,975)
Inventories	(21,522)	6,790
Accounts payable	11,263	12,764
Remaining working capital items	(277)	3,604
Net cash used for operating activities	(5,145)	(22,354)

Cash Flows from Investing Activities
Property, plant and equipment additions	(6,395)	(3,576)
Proceeds from the sale of property, plant and equipment	198	50
Increase in other assets	(28)	(4)
Net cash used for investing activities	(6,225)	(3,530)

Cash Flows from Financing Activities
Proceeds from (repayments on) revolving credit loans	7,126	(1,272)
(Repayments on) proceeds from short-term borrowings	(908)	24,890
Proceeds from exercise of stock options including windfall tax benefits	280	413
Purchase of treasury shares	(493)	-
Net cash provided by financing activities	6,005	24,031

Net decrease in cash	(5,365)	(1,853)
Cash, beginning of period	10,349	6,892

Cash, end of period	$4,984	$5,039

Supplemental disclosure of cash flow information:
Cash paid for the following:
Interest	$2,011	$2,042
Income taxes	$728	$5,562

The accompanying notes are an integral part of the financial statements.

Gehl Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

In the opinion of management, the information furnished for the three and six month periods ended June 30, 2008 and June 30, 2007 include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position of the Company.  Due, in part, to the seasonal nature of the Company’s business, the results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

The Company suggests that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also issued a final Staff Position to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company recorded a $1.4 million, or $0.11 per share, after-tax charge in the first quarter of 2008 related to implementing SFAS 157 on the consolidated financial statements. See Note 4 and Note 12 for additional information related to the adoption of SFAS 157.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.

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

At June 30, 2008, the Company had $3.8 million in unrecognized tax benefits, the recognition of which would have an effect of $3.2 million on the effective tax rate.  At June 30, 2007, the Company had unrecognized tax benefits of $3.2 million, which would have an effect of $2.8 million on the effective tax rate.  The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

Note 4 – Finance Contracts Receivable Financing

The Company maintains an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”).  On March 31, 2008 the Securitization Facility was amended to adjust the total facility size from $300 million to $200 million. The amendment also resolved all previous exceptions that resulted in the reservation of rights agreement in operation at December 31, 2007.  The Purchaser’s commitment to purchase new contracts under the Securitization Facility is subject to annual renewal in September 2008.  Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly-owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly-owned bankruptcy-remote special purpose subsidiary of the SPE.  The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (maximum 85% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest.  The Company has retained collection and administrative responsibilities for each sold portfolio of finance contracts receivable.

The following summarizes the Company’s sales of retail finance contracts receivable through the Securitization Facility for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30, 2008	June 30, 2007
Value of contracts sold	$41,694	$74,816
Cash received on sales of contracts	36,368	55,733
Retained interest in contracts sold	79,188	55,541
Pre-tax impact of SFAS 157	2,005	-
Cost of sales of finance contracts	$99	$596

The Company’s retained interest is recorded at fair value, which is calculated based on the present value of estimated future cash flows and reflects prepayment and loss assumptions, which are based, in part, on historical results. At June 30, 2008, the fair value of the retained interest was calculated using a discount rate of 4.49%, an approximate 17 month weighted-average prepayable portfolio life and an approximate 2.1% loss rate. Changes in any of these assumptions could affect the calculated value of the retained interest.  A 10% increase in the discount rate would decrease the fair value of the retained interest by $0.3 million.  A 10% increase in the annual loss rate would decrease the fair value of the retained interest by $0.5 million.  Retained interest of $55.2 million, $47.7 million and $37.7 million was included  in current assets at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, and $24.0 million, $28.1 million and $17.8 million was included in other assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.   See Note 12 for additional information on the fair value measurement of the retained interest.

The total credit capacity at June 30, 2008 under the Securitization Facility, as amended on March 31, 2008, was $200 million with an outstanding note balance of $178.5 million at June 30, 2008.  Finance contracts receivable sold and being serviced by the Company under the Securitization Facility totaled $252.3 million at June 30, 2008. Of the $252.3 million in sold contracts receivable, $26.4 million were greater than 60 days past due at June 30, 2008. Credit losses on contracts sold through the program during the three and six month periods ended June 30, 2008 totaled $0.4 million.  There were no credit losses on contracts sold through the Securitization Facility during the three and six month periods ended June 30, 2007.  The Company received $1.4 and $1.2 million in service fee income during the six months ended June 30, 2008 and 2007, respectively.

In addition to the sale of finance contracts receivable through the Securitization Facility, the Company sold finance contracts through limited recourse arrangements during 2008 and 2007.  Based on the terms of these sales, recourse to the Company is limited to 5% of the sold portfolio of finance contracts receivable.  Amounts to cover potential losses on these sold finance contracts receivable are included in the allowance for doubtful accounts.  The following table summarizes the Company’s sales of finance contracts receivable through these arrangements for the six months ended June 30, 2008, and 2007 (in thousands):

	2008	2007
Value of contracts sold	$23,643	$14,312
Cash received on sales of contracts	23,119	14,085
Cost of sales of finance contracts	$540	$227

At June 30, 2008, the Company serviced $342.3 million of finance contracts receivable of which $252.3 million, $68.1 million and $3.7 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.

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

Note 5 – Accounts Receivable

Accounts receivable were comprised of the following (in thousands):

	June 30, 2008	December 31, 2007	June 30, 2007
Accounts receivable	$196,455	$196,175	$237,503
Less allowances for:
doubtful accounts	(5,639)	(5,562)	(3,831)
returns and dealer discounts	(174)	(174)	(174)
	$190,642	$190,439	$233,498

The Company retains as collateral a security interest in the equipment associated with accounts receivable.

Note 6 – Inventories

If all of the Company’s inventories had been valued on a current cost basis, which approximated FIFO value, estimated inventories by major classification would have been as follows (in thousands):

	June 30, 2008	December 31, 2007	June 30, 2007

Raw materials and supplies	$26,387	$20,173	$21,472
Work-in-process	2,544	2,160	2,070
Finished machines and parts	73,007	56,275	48,456

Total current cost value	101,938	78,608	71,998
Adjustment to LIFO basis	(29,515)	(29,515)	(29,652)

	$72,423	$49,093	$42,346

Note 7 – Product Warranties and Other Guarantees

In general, the Company provides warranty coverage on equipment for a period of up to twelve months.  The Company’s reserve for warranty claims is established based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  The Company records warranty expense as a component of selling, general and administrative expense.  While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ from those estimates. The changes in the carrying amount of the Company’s total product warranty liability for the six month periods ended June 30, 2008 and 2007 were as follows (in thousands):

For the six months ended	June 30, 2008	June 30, 2007
Beginning balance	$5,704	$5,778
Accruals for warranties issued during the period	1,727	2,852
Accruals related to pre-existing warranties
(including changes in estimates)	(4)	(148)
Settlements made (in cash or in kind) during the period	(2,229)	(2,325)
Ending balance	$5,198	$6,157

Note 8 – Employee Retirement Plans

The Company sponsors a qualified defined benefit pension plan for certain of its employees.  The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$144	$160	$288	$320
Interest cost	738	724	1,475	1,448
Expected return on plan assets	(922)	(857)	(1,843)	(1,714)
Amortization of prior service cost	2	3	4	6
Amortization of net loss	213	240	426	480
Net periodic benefit cost	$175	$270	$350	$540

The Company does not anticipate making any contributions to the pension plan during 2008. No contributions were made during the six month period ended June 30, 2008.  SFAS 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” requires Companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within ninety days of the end of the fiscal year.  Effective January 1, 2008, the Company changed its measurement date for plan assets and liabilities from September 30 to December 31.  The impact of the adoption was an increase in total liabilities of $0.2 million, an increase in total assets of $0.1 million and a decrease to retained earnings, net of tax, of $0.1 million.

The Company maintains an unfunded non-qualified supplemental retirement benefit plan for certain management employees.  The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$(5)	$137	$73	$274
Interest cost	144	113	294	226
Amortization of prior service cost	24	25	47	50
Amortization of net loss	30	25	92	50
Curtailment	7	-	7	-
Net periodic benefit cost	$200	$300	$513	$600

The Company provides postemployment benefits to certain retirees, which includes subsidized health insurance benefits for early retirees prior to their attaining age 65.  The following table provides disclosure of the net periodic benefit cost (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$35	$32	$70	$64
Interest cost	32	30	65	60
Amortization of transition obligation	5	6	10	12
Amortization of net loss	15	13	30	26
Net periodic benefit cost	$87	$81	$175	$162

Note 9 – Shareholders’ Equity

The Company maintains equity incentive plans for certain of its directors, officers and key employees.  The Company currently has three primary equity incentive plans:  the 2004 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 1995 Stock Option Plan.  The 2004 Equity Incentive Plan, which was adopted in April 2004 and amended in April 2006, authorizes the granting of awards with respect to up to 737,500 shares of the Company’s common stock.  During April 2000, the 2000 Equity Incentive Plan was adopted, which authorizes the granting of awards with respect to up to 812,771 shares of the Company’s common stock.  An award is defined within the 2004 and 2000 Equity Incentive Plan as a stock option, a stock appreciation right, restricted stock or a performance share.  In April 1996, the 1995 Stock Option Plan was adopted, which authorizes the granting of options to purchase up to 726,627 shares of the Company’s common stock.  These plans provide that options be granted at an exercise price not less than fair market value on the date the options are granted and that the options generally vest ratably over a period not exceeding three years after the grant date.  The option period may not extend more than ten years after the grant date.

In the three month period ended June 30, 2008 and 2007, the Company awarded to directors, 21,000 stock options to purchase common stock.  There were no options issued in the first quarter of 2008 and 2007.  Awards of stock options under the plans are subject to certain vesting requirements and are accounted for using the fair value based method.  In the six months ended June 30, 2008 or 2007, the Company awarded 184,552 and 132,087 stock appreciation rights to certain key employees at the fair market value on the grant date, respectively.  There were no stock appreciation rights issued in the three months ended June 30, 2008 and 2007.  The stock appreciation rights can only be cash-settled and are subject to certain vesting requirements.

In 2008 and 2007, the Company awarded restricted shares under the 2004 Equity Incentive Plan to certain key employees.  Awards of restricted stock under the plan are subject to certain vesting requirements.  There were 35,112 and 25,118 restricted shares awarded in the six months ended June 30, 2008 and 2007, respectively, with an average fair market value of $17.33 and $28.68 per share, respectively.  Compensation expense related to restricted stock awards is based upon the market price at the date of award and is charged to earnings over the vesting period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic shares	12,061	12,132	12,039	12,121
Effect of options and unvestedrestricted stock	244	345	240	343
Diluted shares	12,305	12,477	12,279	12,464

For the three and six months ended June 30, 2008, 277,724 options to purchase common shares were antidilutive and, accordingly, excluded from the effect of options and unvested restricted stock in the calculation of diluted earnings per share.  For the three and six months ended June 30, 2007, 146,284 options to purchase common shares were antidilutive.

The components of comprehensive income are as follows (in thousands):

	Six Months Ended
	June 30, 2008	June 30, 2007
Net income	$4,415	$15,014
Foreign currency translation adjustments	1,576	373
Amortization of pension losses, net of tax	416	406
Unrealized (losses) gains, net of tax	(179)	128
Other comprehensive income	1,813	907
Comprehensive income	$6,228	$15,921

Note 11 – Financial Instruments

The Company selectively uses interest rate swaps and foreign currency forward contracts to reduce market risk associated with changes in interest rates and the value of the U.S. Dollar versus the Euro. The use of derivatives is restricted to those intended for hedging purposes.

In September 2007, the Company entered into a series of forward currency contracts (“forward contracts”) to hedge a portion of the Company’s exposure to changes in the value of the U.S. Dollar versus the Euro. The forward contracts expire between June 16, 2008 and December 15, 2008 and have a notional amount of €6.0 million ($8.4 million) and contract rates ranging from €1.0:$1.4003 to €1.0:$1.4014.  One of the forward contracts settled on June 16, 2008 for a cumulative loss of $0.3 million.  As the contracts are deemed ineffective under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company recorded a decrease to current liabilities and a decrease to other expense of $0.3 million during the three months ended June 30, 2008.

In 2005, the Company entered into an interest rate swap agreement with a third party financial institution to exchange variable rate interest obligations for fixed rate obligations without the exchange of the underlying principal amounts.  Effective January 2006, under this agreement, the Company’s variable to fixed rate obligations were an aggregate swapped notional amount of $40 million through January 2008.  The aggregate notional amount of the swap decreased to $30 million effective January 2008 and will decrease to $20 million effective January 2009 and $10 million effective January 2010 before the swap expires in January 2011. The Company pays a 4.89% fixed interest rate under the swap agreement and receives a 30 day LIBOR variable rate.  The referenced 30 day LIBOR rate was 2.46% at June 30, 2008.  The variable to fixed interest rate swap is an effective cash-flow hedge.  The fair value of the swap was a liability of $0.7 million at June 30, 2008 and was recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets, with changes in fair value included in other comprehensive income.

In connection with the Company’s Securitization Facility, the Company and the SPE are parties to interest rate swap agreements to manage the SPE’s interest rate exposure from floating rate debt.  The term and notional balances of the swap agreements are matched to the anticipated repayment profile of the aggregate portfolio of securitized finance contracts. At June 30, 2008, the Company’s variable to fixed rate obligations are an aggregate swapped notional balance of $237.2 million decreasing to $0 by December 31, 2013. As of June 30, 2008, the Company pays a fixed rate of 4.93% under the swaps and receives a 30 day LIBOR variable rate. The referenced 30 day LIBOR rate was 2.46% at June 30, 2008.  The swaps are deemed ineffective under the provisions of SFAS 133.  Accordingly, changes in fair value are recognized in earnings each period as part of the Company’s retained interest valuation. At June 30, 2008, the Company’s retained interest calculation was reduced by $6.0 million as a result of the swap liability.

Note 12 – Fair Value Measurements

On January 1, 2008, the Company prospectively adopted SFAS 157.  See Note 2 for additional information.  While SFAS 157 does not expand the use of fair value measurements in any new circumstance, it applies to several current accounting standards that require or permit measurement of assets and liabilities at fair value.  SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.   Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.

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

Securitized retained interests

The fair value of securitized retained interest is based upon a valuation model that calculates the present value of future expected cash flows using a quoted discount rate on a similar asset, adjusted for credit and liquidity risk as appropriate, in addition to key assumptions for prepayment speeds and loss factors among others.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  Included in the fair value measurement of securitized retained interest is a derivative financial instrument discussed in Note 11.

The following table provides the assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Securitized retained interest(1)	$-	$-	$79,188	$79,188
Liabilities
Derivative financial instruments(2)	$-	$1,369	$-	$1,369

(1)
Of the total securitized retained interest, $55,156 is recorded in retained interest in sold finance contracts receivable and $24,032 is included in other long-term assets on the June 30, 2008 Condensed Consolidated Balance Sheet.

(2)
Of the total derivative financial instruments, $659 is recorded in accrued and other current liabilities and $710 is included in other long-term liabilities on the June 30, 2008 Condensed Consolidated Balance Sheet.

Below is a roll-forward of the securitized retained interest measured at fair value using Level 3 inputs for the six months ended June 30, 2008.  This instrument was valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interest
Balance at December 31, 2007	$75,810
Unrealized losses	(2,104)
Purchases, issuances and settlements, net	5,482
Balance at June 30, 2008	$79,188

The Company recorded a pre-tax charge of $2.0 million in the three months ended March 31, 2008 related to the adoption of SFAS 157 in other expense, net on the Condensed Consolidated Statement of Operations.  The charge is the result of a higher discount rate required to achieve fair value measurement, as defined, under SFAS 157.  See Note 4 for information regarding assumptions used in the valuation of retained interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales

Net sales in the three months ended June 30, 2008 (“2008 second quarter”) were $111.1 million compared to $135.3 million in the three months ended June 30, 2007 (“2007 second quarter”), a decrease of $24.3 million, or 18%. Continued market share gains, along with the strength of the Company’s international and agricultural markets, partially offset the impact of the continued softness in the North American housing market and reductions in capital investments by equipment rental companies.  Market share gains continued in the Company’s two primary product categories, skid loaders and telehandlers.  The Company’s North American retail skid loader volume decreased 1% during second quarter of 2008 compared to the same period of 2007, while based on data released by the Association of Equipment Manufacturers (“AEM”), the overall industry retail volume decreased nearly 10% for the quarter.  The Company’s telehandler retail demand declined 14% in the second quarter compared to an industry-wide market that declined over 23% as reported by AEM.

Of the Company’s total net sales reported for the 2008 second quarter, $33.8 million were made to customers residing outside of the United States compared with $35.7 million in the 2007 second quarter.  Sales outside of North America increased to 30% of net sales in the second quarter of 2008 compared to 26% in the second quarter of 2007.  Due to the relative strength of the European construction markets, total skid loader shipments outside of North America increased to 47% of total Company skid loader sales versus 44% a year earlier.

Gross Profit

Gross profit was $22.8 million in the 2008 second quarter compared to $29.5 million in the 2007 second quarter, a decrease of $6.8 million, or 23%.  Gross profit as a percentage of net sales (“gross margin”) was 20.5% in the 2008 second quarter compared to 21.8% in the 2007 second quarter.  The decrease in gross profit as a percentage of net sales was primarily driven by the unfavorable impact of lower volume and higher steel and component costs which were partially offset by price increases, tight cost control and investments in state-of-the-art manufacturing equipment.  Gross margin in the quarter was favorably impacted by approximately 2.6 percentage points due to 2008 price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.7 million, or 13.2% of net sales, in the 2008 second quarter compared to $15.7 million, or 11.6% of net sales, in the 2007 second quarter.  This decrease reflects several cost savings initiatives including the actions taken in the first quarter of 2008 to streamline the sales and support groups for the Gehl and Mustang brands.  The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects lower sales volume.

Income from Operations

Income from operations in the 2008 second quarter was $8.1 million, or 7.3% of net sales, compared to income from operations of $13.8 million, or 10.2% of net sales, in the 2007 second quarter, a decrease of $5.7 million, or 41%.

Interest Expense

Interest expense was $0.9 million in the 2008 second quarter compared to $1.2 million in the 2007 second quarter, a decrease of $0.3 million. The decrease in interest expense was due to a decrease in the average interest rate during the 2008 second quarter compared to the 2007 second quarter (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

Interest income was $0.7 million in the 2008 second quarter compared to $1.1 million in the 2007 second quarter, a decrease of $0.4 million.  This decrease was primarily due to the decrease in average accounts receivable balances and a decrease in interest rates in the 2008 second quarter compared to the 2007 second quarter.

Provision for Income Taxes

The Company’s effective income tax rate was 31.5% as of June 30, 2008 compared to 34.5% in the second quarter of 2007.  The decrease in the effective tax rate is primarily due to the mix of international income, a higher domestic manufacturing deduction and an increased credit for research and development.

Income from Continuing Operations

Income from continuing operations in the 2008 second quarter was $5.2 million, or 4.7% of net sales, compared to income from continuing operations of $8.8 million, or 6.5% of net sales, in the 2007 second quarter, a decrease of $3.6 million, or 41%.

Net Income

The Company recorded net income in the 2008 second quarter of $5.2 million compared to net income of $8.7 million in the 2007 second quarter, a decrease of $3.5 million, or 40%.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales

Net sales in the six months ended June 30, 2008 (“2008 six months”) were $193.2 million compared to $250.6 million in the six months ended June 30, 2007 (“2007 six months”), a decrease of $57.3 million, or 23%.  Net Sales, in general, were favorably impacted by the strength of the Company’s international and agricultural markets and world-wide market share gains, which partially offset the impact of the continued softness in the North American housing market.  In the Company’s two primary product categories, skid loaders and telehandlers, market share gains continued.  The Company’s North American retail skid loader volume decreased 2% during first six months of 2008 compared to the same period of 2007, while based on data released by AEM, the overall industry retail volume decreased nearly 12% for the same period.  The Company’s telehandler retail demand declined 16% in the first six months of 2008 compared to an industry-wide market that declined over 33% as reported by AEM.

Of the Company’s total net sales reported for the 2008 six months, $61.8 million were made to customers residing outside of the United States compared with $67.7 million in the 2007 six months. Sales outside of North America increased to 32% of net sales for the six months ended June 30, 2008 compared to 27% in the six months ended June 30, 2007.  Skid loader shipments outside of North America increased to 48% of total Company skid loader sales versus 45% a year earlier.

Gross Profit

Gross profit was $41.1 million in the 2008 six months compared to $55.3 million in the 2007 six months, a decrease of $14.2 million, or 26%. Gross margin was 21.3% in the 2008 six months compared to 22.1% in the 2007 six months. The decrease in gross profit as a percentage of net sales was primarily driven by lower sales volume and increased steel and component costs which were partially offset by price increases, tight cost control and investments in state-of-the-art manufacturing equipment.  Gross margin in 2008 was favorably impacted by approximately 2.3 percentage points due to 2008 price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.0 million, or 16.0% of net sales, in the 2008 six months compared to $30.7 million, or 12.2% of net sales, in the 2007 six months.  The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects the decrease is sales, along with planned increased investments in research and development and information technology projects totaling $0.9 million.  These costs were partially offset by savings resulting from the consolidation of the sales and support groups for the Gehl and Mustang brands which occurred in the first quarter of 2008.

Income from Operations

Income from operations in the 2008 six months was $10.1 million, or 5.3% of net sales, compared to income from operations of $24.6 million, or 9.8% of net sales, in the 2007 six months, a decrease of $14.5 million, or 59%.

Interest Expense

Interest expense was $1.9 million in the 2008 six months compared to $2.1 million in the 2007 six months, a decrease of $0.2 million. The decrease in interest expense was due to a decrease in the average interest rate during the 2008 six months compared to the 2007 six months (see “Financial Condition” below for discussion of changes in outstanding debt).

Interest Income

Interest income was $1.4 million in the 2008 six months compared to $2.1 million in the 2007 six months, a decrease of $0.7 million.  This decrease was primarily due to the decrease in average accounts receivable balances and a decrease in interest rates in the 2008 six months compared to the 2007 six months.

Net Other Expense

The Company recorded net other expense of $3.2 million and $1.3 million in the 2008 six months and 2007 six months, respectively.  The change in net other expense was primarily due to the $2.0 million pre-tax charge related to the adoption of SFAS 157.  See Note 12 to the Condensed Consolidated Financial Statements “Fair Value Measurements” for additional detail.

Provision for Income Taxes

The Company’s effective income tax rate was 31.5% as of June 30, 2008 compared to 34.5% in the second quarter of 2007.  The decrease in the effective tax rate is primarily due to the mix of international income, a higher domestic manufacturing deduction and an increased credit for research and development.

Income from Continuing Operations

Income from continuing operations in the 2008 six months was $4.4 million, or 2.3% of net sales, compared to income from continuing operations of $15.3 million, or 6.1% of net sales, in the 2007 six months, a decrease of $10.9 million, or 71%.  The 2008 six months includes a $1.4 million after-tax charge related to the adoption of SFAS 157, as discussed above.  See Note 12 to the Condensed Consolidated Financial Statements “Fair Value Measurements” for additional detail.

Net Income

The Company recorded net income in the 2008 six months of $4.4 million compared to net income of $15.0 million in the 2007 six months.

Financial Condition

Working Capital

The Company’s working capital was $225.8 million at June 30, 2008 as compared to $207.6 million at December 31, 2007 and $214.0 million at June 30, 2007.  The change in working capital at June 30, 2008 from December 31, 2007 was primarily due to increases in inventory and the current portion of retained interest from the sale of finance contracts.  These increases in working capital were partially offset by an increase in accounts payable.  Inventory increased from December 31, 2007, primarily due to increased inventory requirements at our Gehl Europe subsidiary as well as a two month delay in the launch of a new articulated loader product line.  It is anticipated that the impact of the delay of the articulated loaders launch will be recovered in the second half of 2008. The current portion of retained interest in sold finance contracts increased from December 31, 2007, primarily due to excess cash collections subsequently used to repay the note balance.  The increase in accounts payable was due to increased production resulting from the launch of the new articulated loader product line.

The change in working capital at June 30, 2008 from June 30, 2007 was primarily due to an increase in inventory and the current portion of retained interest from the sale of finance contracts.  These increases were partially offset by a decrease in accounts receivable.  Inventory increased from December 31, 2007, primarily due to increased inventory requirements at our Gehl Europe subsidiary as well as a two month delay in the launch of a new articulated loader

product line.   It is anticipated that the impact of the delay of the articulated loaders launch will be recovered in the second half of 2008. The current portion of retained interest from the sale of finance contracts increased from June 30, 2007, due to excess cash collections subsequently used to repay the note balance along with a decreased effective advance rate.  The decrease in accounts receivable was the result of lower sales volume and efforts to reduce field inventory in the six months ended June 30, 2008 compared to the same period in 2007.

Capital Expenditures

Capital expenditures for property, plant and equipment during the 2008 six months were approximately $6.4 million.  The Company plans to make up to $21.5 million of capital expenditures in 2008, primarily to complete the research and development facility, construct the new corporate office building, enhance manufacturing and information technology capabilities and maintain and upgrade machinery and equipment.

Debt and Equity

The Company maintains a $125 million revolving credit facility (the “Facility”) with a syndicate of commercial bank lenders. The credit commitment under the Facility is for a five-year period expiring October 17, 2011.  At any time during the term of the Facility, the Company has the option, subject to bank approval, to request an increase in the credit commitment under the Facility to $175 million from the current syndicate of commercial bank lenders or any other commercial bank lender(s) selected by the Company.  Under the terms of the Facility, the Company has pledged the capital stock of certain wholly-owned subsidiaries which are all co-borrowers. The Company may borrow up to $25 million under the Facility in a currency other than the U.S. Dollar. The Company may elect to pay interest on U.S. Dollar borrowings under the Facility at a rate of either (1) the London Interbank Offered Rate (“LIBOR”) plus 0.625% to 1.3750% or (2) a base rate defined as the prime commercial rate less 0.125% to 1.125%. The Company’s actual borrowing costs for LIBOR or base rate borrowings is determined by reference to a pricing grid based on the Company’s ratio of funded debt to total capitalization.  Interest on amounts borrowed under the Facility in currencies other than the U.S. Dollar will be priced at a rate equal to LIBOR plus 0.625% to 1.375%.  As of June 30, 2008, the weighted average interest rate on Company borrowings outstanding under the Facility was 6.30%.  The Facility requires the Company to maintain compliance with certain financial covenants related to total capitalization, interest expense coverage, tangible net worth, capital expenditures and operating lease spending. The Company was in compliance with all covenants as of June 30, 2008.

Borrowings under the Facility were $28.2 million, $21.1 million and $23.4 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  Available unused borrowings under the Facility were $47.7 million, $53.9 million and $51.6 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  Available borrowings at June 30, 2008, December 31, 2007 and June 30, 2007 were reduced by $49.1 million, $50.0 million and $50.0 million of outstanding commercial paper, respectively.

During the fourth quarter of 2006, the Company began to issue commercial paper through a placement agent to fund a portion of its short term working capital needs. The Company had the ability to sell up to $25.0 million in commercial paper under this arrangement. In April 2007, this arrangement was expanded to give the Company the ability to sell up to $50.0 million in commercial paper.  The Company’s commercial paper program is backed by the credit commitment under the Company’s revolving credit facility.  At June 30, 2008, the Company had $49.1 million of short term commercial paper outstanding at a rate of 2.86%

compared to $50.0 million outstanding at December 31, 2007 and June 30, 2007 at a rate of 5.07% and 5.45%, respectively.

In addition, the Company has access to a €2.5 million committed foreign short-term credit facility.  There were no borrowings outstanding under this facility at June 30, 2008 and 2007.

The Company believes it has adequate capital resources and borrowing capacity to meet its projected capital requirements for the foreseeable future. The Company expects requirements for working capital, capital expenditures, pension fund contributions and debt maturities in fiscal 2008 will continue to be funded by operations and the Company’s borrowing arrangements.

At June 30, 2008, shareholders’ equity had increased $20.1 million to $267.6 million from $247.5 at June 30, 2007.  This increase primarily reflects the impact of net income of $13.8 million and minimum pension liability adjustments of $4.5 million.  Shareholders’ equity at June 30, 2008 increased $6.6 million compared to December 31, 2007.  This increase is primarily due to net income of $4.4 million.

On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company's outstanding common stock in open market or privately negotiated transactions.  All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued shares.  The plan does not have an expiration date.  As of June 30, 2008 and December 31, 2007, a total of 153,600 shares and 123,600 shares had been repurchased, respectively.

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

Off-Balance Sheet Arrangements - Sales of Finance Contracts Receivable

The sale of finance contracts is an important component of the Company’s overall liquidity.  The Company maintains an asset securitization facility (“the Securitization Facility”) with a financial institution (the “Purchaser”) whereby the Company can sell, through a revolving securitization facility, retail and fleet installment sale contracts (“installment sale contracts” or “finance contracts receivable”).  On March 31, 2008, the Securitization Facility was amended to adjust the total facility size from $300 million to $200 million. The reduction in the facility size coincided with a change to the agreement to allow the Company to sell contracts through other arrangements including limited recourse arrangements at the Company’s discretion.  The amendment also resolved all previous exceptions that resulted in the reservation of rights agreement in operation at December 31, 2007.  At June 30, 2008, the Company was in compliance with all facility requirements. The Purchaser’s commitment to purchase new contracts under the Securitization Facility is subject to annual renewal in September 2008.  While the Company expects the Purchaser to renew for an additional year, the Company believes that it has adequate liquidity to finance future contracts receivable through limited recourse arrangements regardless of whether the Securitization Facility is renewed by the Purchaser.  Under the Securitization Facility, the Company sells portfolios of its finance contracts receivable to a wholly owned, bankruptcy-remote special purpose subsidiary (“SPE”) which, in turn, sells each such portfolio to a wholly owned bankruptcy-remote special purpose subsidiary of the SPE.  The wholly-owned bankruptcy-remote special purpose subsidiary of the SPE sells a participating interest in each such portfolio of finance contracts receivable to the Purchaser (approximately 85% of the discounted value of the finance contract receivable portfolio). The Purchaser has no recourse against the Company for uncollectible finance contracts receivable, if any; however, the Company’s retained interest in the portfolio of finance contracts receivable is subordinate to the Purchaser’s interest.  At June 30, 2008, the Company had available unused capacity of $21.5 million under the Securitization Facility compared to $96.7 million at June 30, 2007.

In addition to the Securitization Facility, the Company has arrangements with multiple financial institutions to sell its finance contracts receivable with 5% limited recourse on the sold portfolio of retail finance contracts.  The Company continues to service substantially all contracts, whether or not sold.  At June 30, 2008, the Company serviced $342.3 million finance contracts receivable of which $252.3 million, $68.1 million and $3.7 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.  At June 30, 2007, the Company serviced $375.5 million finance contracts receivable of which $259.5 million, $77.6 million and $18.9 million were sold through the Securitization Facility, limited recourse arrangements and full recourse arrangements, respectively.  The Company intends to continue to sell substantially all of its existing and future finance contracts through an asset securitization program or limited recourse arrangements.  The Company believes that it will be able to arrange sufficient capacity to sell its finance contracts for the foreseeable future.

Critical Accounting Policies and Estimates

There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Forward-Looking Statements

The Company intends that certain matters discussed in this filing are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are forward-looking statements.  When used in this filing, words such as the Company “believes,” “anticipates,” “expects,” “estimates” or “projects” or words of similar meaning are generally intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated as of the date of this filing.  Factors that could cause such a variance include, but are not limited to, those risk factors cited in the Company’s filings with the Securities and Exchange Commission, any adverse change in general economic conditions, unanticipated changes in capital market conditions, the Company’s ability to implement successfully its strategic initiatives (including cost reduction initiatives), market acceptance of newly introduced products, unexpected issues related to the pricing and availability of raw materials (including steel and rubber) and component parts, unanticipated difficulties in securing product from third party manufacturing sources, the ability of the Company to increase its prices to reflect higher prices for raw materials and component parts, the cyclical nature of the Company’s business, the Company’s and its customers’ access to credit, competitive pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in currency exchange rates or interest rates, the Company’s ability to secure sources of liquidity necessary to fund its operations, changes in environmental laws, the impact of any strategic transactions effected by the Company, and employee and labor relations.  Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this filing are only made as of the date of this filing, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  In addition, the Company’s expectations for the future are based in part on certain assumptions made by the Company, including those relating to commodities prices, which are strongly affected by weather and other factors and can fluctuate significantly, housing starts and other construction activities, which are sensitive to, among other things, interest rates and government spending, and the performance of the U.S. economy generally.  The accuracy of these or other assumptions could have a material effect on the Company’s ability to achieve its expectations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to the information provided in response to this item as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and its principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1A.   Risk Factors

There has not been any material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company's outstanding common stock in open market or privately negotiated transactions.  All treasury stock acquired by the Company will be cancelled and returned to the status of authorized but unissued shares.  The plan does not have an expiration date.  There were no repurchases of shares in the three months ended June 30, 2008.  As of June 30, 2008, a total of 153,600 shares had been repurchased, and the Company has authority to purchase an additional 846,400 shares.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s 2008 annual meeting of shareholders held on April 25, 2008, Thomas J. Boldt and Bruce D. Hertzke were re-elected as directors of the Company for terms expiring at the 2011 annual meeting of shareholders:

Name of Nominee	Shares Voted For	Shares Withholding Authority
Thomas J. Boldt	8,229,104	3,064,734
Bruce D. Hertzke	8,226,894	3,066,944

The following table sets forth the other directors of the Company whose terms of office continued after the 2008 annual meeting:

Name of Director	Year in Which Term Expires
John T. Byrnes	2009
Richard J. Fotsch	2009
Dr. Herman Viets	2009
Marcel-Claude Braud	2010
William D. Gehl	2010
John W. Splude	2010

In addition, at the 2008 annual meeting, shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2008.  With respect to such approval, the number of shares voted for and against were 11,251,334 and 31,160, respectively.  The number of shares abstaining was 11,344.

Item 6.  Exhibits

Exhibit No.	Document Description
10.1	Employment Agreement, dated June 5, 2008, by and between Gehl Company and William D. Gehl [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008]
10.2
Amended and restated Supplemental Retirement Benefit Agreement, dated June 5, 2008, by and between Gehl Company and William D. Gehl [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.3
Amended and restated Supplemental Retirement Benefit Agreement, dated June 5, 2008, by and between Gehl Company and Malcolm F. Moore [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.4
Form of amended and restated Supplemental Retirement Benefit Agreement, dated June 5, 2008, by and between Gehl Company and each of Daniel M. Keyes and Daniel L. Miller [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.5
Form of amended and restated Change in Control and Severance Agreement, dated June 5, 2008, by and between Gehl Company and each of Messrs. Moore, Keyes and Miller [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.6
Amendment No. 6 to Receivables Purchase Agreement, dated as of July 11, 2008, among Gehl Funding II, LLC, and Company, Park Avenue Receivables Company, LLC and JPMorgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2008]

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

GEHL COMPANY

Date: August 8, 2008	By:	/s/ William D. Gehl
William D. Gehl
Chairman of the Board
and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Malcolm F. Moore
Malcolm F. Moore
President and
Chief Operating Officer
(Principal Financial Officer)

GEHL COMPANY

INDEX TO EXHIBITS

Exhibit No.	Document Description
10.1	Employment Agreement, dated June 5, 2008, by and between Gehl Company and William D. Gehl [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2008]
10.2
Amended and restated Supplemental Retirement Benefit Agreement, dated June 5, 2008, by and between Gehl Company and William D. Gehl [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.3
Amended and restated Supplemental Retirement Benefit Agreement, dated June 5, 2008, by and between Gehl Company and Malcolm F. Moore [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.4
Form of amended and restated Supplemental Retirement Benefit Agreement, dated June 5, 2008, by and between Gehl Company and each of Daniel M. Keyes and Daniel L. Miller [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.5
Form of amended and restated Change in Control and Severance Agreement, dated June 5, 2008, by and between Gehl Company and each of Messrs. Moore, Keyes and Miller [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 11, 2008]

10.6
Amendment No. 6 to Receivables Purchase Agreement, dated as of July 11, 2008, among Gehl Funding II, LLC, and Company, Park Avenue Receivables Company, LLC and JPMorgan Chase Bank, N.A. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2008]

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.